Form 10-Q
period 1996-06-30
RECOVERY ENGINEERING INC
filed 1996-08-13
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996                Commission File Number 0-21232
- - ----------------------------------                ------------------------------

                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                   41-1557115
State or other jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation organization)

                             2229 Edgewood Avenue S.
                              Minneapolis, MN 55426
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (612) 541-1313


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value -- 4,321,275 shares as of June 30, 1996





                           RECOVERY ENGINEERING, INC.

                                      INDEX


         PART I.  FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements:

         Balance Sheets
         June 30, 1996 and December 31, 1995...............................   3

         Statements of Operations
         Three and six month periods ended June 30, 1996 and 1995..........   4

         Statements of Cash Flows
         Six months ended June 30, 1996 and 1995...........................   5

         Notes to Financial Statements.....................................   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   7


         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders...............   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9

         Signatures........................................................  10



                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                        June 30,   December 31,
                                                                          1996        1995
                                                                        --------    --------
                                   ASSETS                             (Unaudited)
Current assets:
   Cash and cash equivalents                                            $   --      $  1,291
   Marketable securities                                                    --         1,022
   Accounts receivable (net of allowance of
     $144 for 1996 and $57 for 1995)                                       5,262       4,196
   Inventory                                                               5,782       6,173
   Refundable income taxes                                                    35       1,177
   Prepaid expenses                                                          471         321
   Deferred income taxes                                                      63          63
                                                                        --------    --------
      Total Current Assets                                                11,613      14,243
Property and equipment:
   Tooling                                                                 5,311       4,449
   Equipment and fixtures                                                  5,916       4,587
                                                                        --------    --------
                                                                          11,227       9,036
   Less accumulated depreciation                                           2,455       1,870
                                                                        --------    --------
                                                                           8,772       7,166

Deferred income taxes                                                      1,512       1,512
Patents                                                                    1,594       1,523
   Less accumulated amortization                                             872         822
                                                                        --------    --------
                                                                             722         701
                                                                        --------    --------
      Total assets                                                      $ 22,619    $ 23,622
                                                                        ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  2,617    $  2,912
   Bank line of credit                                                     2,560        --
   Accrued expenses                                                        1,574       1,280
                                                                        --------    --------
      Total current liabilities                                            6,751       4,192

Shareholders' equity:
   Common stock, $.01 par value:
    Authorized shares -- 100,000,000 Issued and outstanding shares:
      1996 - 4,321,275 and 1995 - 4,256,723                                   43          42
   Additional paid-in capital                                             20,194      20,114
   Retained earnings (deficit)                                            (4,369)       (726)
                                                                        --------    --------
      Total shareholders' equity                                          15,868      19,430
                                                                        --------    --------
   Total liabilities and shareholders' equity                           $ 22,619    $ 23,622
                                                                        ========    ========


                             See accompanying notes.



                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

              (Unaudited - in thousands, except per share amounts)

                                      Three months ended        Six months ended
                                            June 30,               June 30,
                                            --------               --------
                                        1996        1995        1996        1995
                                      --------    --------    --------    --------
Net sales                             $  6,598    $  3,608    $ 13,038    $  8,816
Cost of products sold                    4,076       2,142       8,062       4,875
                                      --------    --------    --------    --------
Gross profit                             2,522       1,466       4,976       3,941

Operating expenses:
Selling, general and administrative      3,810       2,567       7,516       4,408
Research and development                   402         383       1,071         811
                                      --------    --------    --------    --------
                                         4,212       2,950       8,587       5,219
                                      --------    --------    --------    --------

Loss from operations                    (1,690)     (1,484)     (3,611)     (1,278)

Other income (expense):
Interest income                              2         181          14         368
Interest expense                           (38)       --           (40)       --
Other income (expense)                       4          (3)         (6)       --
                                      --------    --------    --------    --------
                                           (32)        178         (32)        368
                                      --------    --------    --------    --------

Loss before income taxes                (1,722)     (1,306)     (3,643)       (910)
Income tax benefit                        --          (405)       --          (282)
                                      --------    --------    --------    --------
Net loss                              $ (1,722)   $   (901)   $ (3,643)   $   (628)
                                      ========    ========    ========    ========

Net loss per share                    $   (.40)   $   (.21)   $   (.85)   $   (.15)
                                      ========    ========    ========    ========

Weighted average number of
common shares outstanding                4,319       4,243       4,290       4,225
                                      ========    ========    ========    ========


                             See accompanying notes.




                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                    Six months ended
                                                         June 30
                                                         -------
                                                     1996       1995
                                                    -------    -------
Operating activities
     Net loss                                       $(3,643)   $  (628)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
     Depreciation and amortization                      635        350
     Deferred income taxes                             --           96
     Provision for losses on accounts receivable         87         22
     Changes in operating assets and liabilities:
       Accounts receivable                           (1,153)     1,156
       Inventory                                        391     (1,955)
       Prepaid expenses                                (150)      (704)
       Accounts payable                                (295)       (41)
       Accrued expenses                                 294        (58)
       Refundable income taxes                        1,142       --
                                                    -------    -------
Net cash used in operating activities                (2,692)    (1,762)

Investing activities
     Purchase of property and equipment              (2,191)    (1,907)
     Purchase of marketable securities                 --       (2,582)
     Sale of marketable securities                    1,022      3,503
     Purchase of patents                                (71)       (71)
                                                    -------    -------

     Net cash used in investing activities           (1,240)    (1,057)

Financing activities
     Net proceeds from bank line of credit            2,560       --
     Exercise of stock options and warrants              81      1,034
                                                    -------    -------

     Net cash provided by financing activities        2,641      1,034
                                                    -------    -------

Decrease in cash and cash equivalents                (1,291)    (1,785)

Cash and cash equivalents at beginning of period      1,291      5,913
                                                    -------    -------

Cash and cash equivalents at end of period          $  --      $ 4,128
                                                    =======    =======

                             See accompanying notes.



                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
                                  June 30, 1996


Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's latest annual report on Form 10-K.

Note B -- Inventory

The components of inventory consist of the following:

                                     June 30,       December 31,
                                      1996             1995
                                    ----------      ----------
         Raw materials              $3,093,000      $3,562,000
         Work in process               122,000         303,000
         Finished products           2,567,000       2,308,000
                                    ----------      ----------
                                    $5,782,000      $6,173,000
                                    ==========      ==========


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (Second Quarter Ended June 30, 1996)

RESULTS OF OPERATIONS:
The report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the Company's materials costs, new product introductions by the Company or its competitors, and changes in general conditions in the market for household goods.

Net sales increased 83% for the three months and 48% for the six months ended June 30, 1996, compared to the same periods in the prior year. The increases were the result of contributions from our PUR Self-Monitoring Water FilterJ for the household market. Sales of household water filters increased nearly four-fold in the second quarter of 1996, versus the same period in 1995. Price increases did not have a significant impact on net sales for the six months ended June 30, 1996 or 1995.

Gross margins were 38.2% for both the second quarter and year-to-date, 1996, versus 40.6% and 44.7% for the same periods in 1995, respectively. The decrease in gross margins was primarily due to lower margins on the OEM product line and unabsorbed overhead costs. With increased volume, continued reduction in materials costs, and automation of the PUR FM series unit production line, the Company expects higher gross margins throughout the remainder of the year.

Selling, general and administrative expenses increased for the quarter ended June 30, 1996 and year-to-date, compared to the same periods last year. This increase reflects increased sales and marketing expense related to the continued roll-out of the household drinking water system products in the U.S. Selling expenses are expected to continue to be well above 1995 levels throughout the remainder of the year, to support the continued roll-out of the household drinking water systems and product line extensions.

Research and development expense increased by 5% and 32% for the second quarter and year-to-date 1996, respectively, compared to the same periods in 1995, reflecting the Company's continued emphasis on product development. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development in 1996.

Other income (expense) was ($32,000) for the second quarter and year-to-date 1996, compared to $178,000 and $368,000 for the same periods the prior year, due primarily to decreased interest income corresponding to decreased balances of cash, cash equivalents and marketable securities and the incurrance of short-term debt.

The Company's effective income tax rate was 0% for the three months ended June 30, 1996 and year-to-date compared to 31% for the same periods in 1995. The Company has a $1,512,000 tax benefit related to losses incurred in 1995. The Company has recorded a valuation allowance for the tax benefit related to the current net operating loss. In 1995, research and development tax credits and reduced tax rates from the Company's foreign sales corporation and tax exempt interest on certain investments in the current year, caused the effective rates to be below the statutory level.


LIQUIDITY AND CAPITAL RESOURCES:
Cash used in operations was $2,692,000 for the six months ended June 30, 1996, compared to $1,762,000 for the same period in 1995. In 1996, net loss as well as increased accounts receivable related to strong second quarter sales, partially offset by the collection of an income tax refund were the primary components of cash used in operation. In 1995, net loss and increased inventory levels to support the projected sales growth and an inventory increase related to military contract delays offset cash received through collection of receivables.

Capital expenditures were $2,191,000 for the six months ended June 30, 1996, compared to $1,907,000 for the same period the prior year. The capital expenditures were used primarily to purchase tooling and manufacturing equipment for both years. Increased expenditures in 1996 for tooling and manufacturing equipment purchases are associated with new product introductions and an increase in overall production capacity.

At June 30, 1996, the Company had available an $8 million credit facility secured by equipment, inventory and receivables. The Company had borrowed $2,560,000 under this facility at June 30, 1996, compared to $0 at December 31, 1995. Subsequent to June 30, 1996, the Company received $15 million from a private placement of convertible notes. The notes bear interest at a rate of five percent and are convertible into one million shares of common stock. The Company used a portion of the proceeds from these notes to repay and close the existing bank line of credit.

Management believes that anticipated cash flows from operations, and the proceeds from the convertible note will provide sufficient capital resources for current operations and planned product introductions.

The Company has not paid cash dividends. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.




PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company from time to time is involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.

Item 2.  Changes in securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 25, 1996. The following matters were submitted to a vote of the shareholders at the Annual Meeting:

         Election of Directors. The following persons were elected to serve as directors, for a term of one year:

         John R. Albers           John E. Gherty             Brian F. Sullivan
         William D. Thompson      William F. Wanner, Jr.     Ronald W. Weber
         Richard J. Zeckhauser

         Approval of Proposal to Reincorporate the Company under the Laws of the State of Minnesota by merging the Company with and into a Newly Formed Minnesota Corporation. (2,188,407 votes FOR, 87,480 votes AGAINST, and 8,707 votes ABSTAINED)

         Ratification of Appointment of Ernst & Young, LLP as Independent Auditors. (3,236,785 votes FOR, 17,114 votes AGAINST, and 4,908 votes ABSTAINED)

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index on page following signature

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Recovery Engineering, Inc.
                                  (Registrant)




Dated:  August 12, 1996.          /s/ Brian F. Sullivan
                                  Brian F. Sullivan
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)




Dated:  August 12, 1996.          /s/ Charles F. Karpinske
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                              Commission File No.: 0-21232
 June 30, 1996



                           RECOVERY ENGINEERING, INC.


                                                               Page Number in
                                                                 Sequential
                                                                Numbering of
                                                                 All Pages
                                                             Including Exhibits

Exhibit

  11              Statement re computation of loss per share         12

  27              Financial data schedule                            13