Form 10-Q
period 1996-09-30
RECOVERY ENGINEERING INC
filed 1996-11-12
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996          Commission File Number 0-21232
---------------------------------------          ------------------------------


                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                     41-1557115
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 Par Value ) 4,324,065 shares as of September 30, 1996



                           RECOVERY ENGINEERING, INC.

                                      INDEX


            PART I.  FINANCIAL INFORMATION                                  Page
                                                                             No.

Item 1.     Financial Statements (unaudited):

            Balance Sheets
            September 30, 1996 and December 31, 1995........................  3

            Statements of Operations
            Three and nine month periods ended September 30, 1996 and 1995..  4

            Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995...................  5

            Notes to Financial Statements...................................  6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  7


            PART II.  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.............  9

Item 6.     Exhibits and Reports on Form 8-K................................  9

            Signatures...................................................... 10




                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                      September 30, December 31,
                                                          1996          1995
                                                       -----------   ---------
                                   ASSETS              (Unaudited)
Current assets:
   Cash and cash equivalents .......................    $ 10,364     $  1,291
   Marketable securities ...........................        --          1,022
   Accounts receivable (net of allowance of
   $86 for 1996 and $57 for 1995) ..................       8,274        4,196
   Inventory .......................................       5,344        6,173
   Refundable income taxes .........................        --          1,177
   Prepaid expenses ................................          79          321
   Deferred income taxes ...........................          63           63
                                                        --------     --------
      Total current assets .........................      24,124       14,243
Property and equipment:
   Tooling .........................................       5,838        4,449
   Equipment and fixtures ..........................       6,299        4,587
                                                        --------     --------
                                                          12,137        9,036
   Less accumulated depreciation ...................       2,829        1,870
                                                        --------     --------
                                                           9,308        7,166

Deferred income taxes ..............................       1,512        1,512
Patents ............................................       1,631        1,523
   Less accumulated amortization ...................         897          822
                                                        --------     --------
                                                             734          701
   Other assets ....................................         547         --
                                                        --------     --------
      Total assets .................................    $ 36,225     $ 23,622
                                                        ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................    $  3,682     $  2,912
   Accrued expenses ................................       4,484        1,280
                                                        --------     --------
      Total current liabilities ....................       8,166        4,192

Long-term debt .....................................      15,000         --

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares:
      1996 - 4,324,065 and 1995 - 4,256,723 ........          43           42
   Additional paid-in capital ......................      20,301       20,114
   Accumulated deficit .............................      (7,285)        (726)
                                                        --------     --------
      Total shareholders' equity ...................      13,059       19,430
                                                        --------     --------
   Total liabilities and shareholders' equity ......    $ 36,225     $ 23,622
                                                        ========     ========
                             See accompanying notes


                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

              (Unaudited - in thousands, except per share amounts)

                                        Three months ended         Nine months ended
                                           September 30,             September 30,
                                        --------------------     --------------------

                                          1996        1995          1996         1995
                                          ----        ----          ----         ----
Net sales .........................    $ 11,001     $  8,211     $ 24,039     $ 17,027
Cost of products sold .............       6,762        4,540       14,824        9,415
                                       --------     --------     --------     --------
Gross profit ......................       4,239        3,671        9,215        7,612

Operating expenses:
Selling, general and administrative       6,596        3,297       14,112        7,705
Research and development ..........         469          572        1,540        1,383
                                       --------     --------     --------     --------
                                          7,065        3,869       15,652        9,088
                                       --------     --------     --------     --------

Loss from operations ..............      (2,826)        (198)      (6,437)      (1,476)

Other income (expense):
Interest income ...................         102          126          116          494
Interest expense ..................        (196)        --           (236)        --
Other income (expense) ............           4          (51)          (2)         (51)
                                       --------     --------     --------     --------
                                            (90)          75         (122)         443
                                       --------     --------     --------     --------

Loss before income taxes ..........      (2,916)        (123)      (6,559)      (1,033)
Income tax benefit ................        --            (38)        --           (320)
                                       --------     --------     --------     --------
Net loss ..........................    $ (2,916)    $    (85)    $ (6,559)    $   (713)
                                       ========     ========     ========     ========

Net loss per share ................    $   (.67)    $   (.02)    $  (1.52)    $   (.17)
                                       ========     ========     ========     ========

Weighted average number of
common shares outstanding .........       4,323        4,250        4,301        4,234
                                       ========     ========     ========     ========

                             See accompanying notes.


                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                       Nine months ended
                                                         September 30
                                                         ------------
                                                       1996         1995
                                                     ---------    ---------
Operating activities
     Net loss ...................................    $ (6,559)    $   (713)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
     Depreciation and amortization ..............       1,034          593
     Deferred income taxes ......................        --            204
     Provision for losses on accounts receivable          187           59
     Changes in operating assets and liabilities:
       Accounts receivable ......................      (4,265)      (2,581)
       Inventory ................................         829       (2,640)
       Refundable income taxes ..................       1,177         --
       Prepaid expenses .........................         242         (766)
       Other assets .............................        (547)        --
       Accounts payable .........................         770          583
       Accrued expenses .........................       3,204          372
                                                     --------     --------
       Net cash used in operating activities ....      (3,928)      (4,889)

Investing activities
     Purchase of property and equipment .........      (3,101)      (3,402)
     Purchase of marketable securities ..........        --         (2,615)
     Sale of marketable securities ..............       1,022        5,381
     Purchase of patents ........................        (108)        (140)
                                                     --------     --------

     Net cash used in investing activities ......      (2,187)        (776)

Financing activities
     Net proceeds from long term debt ...........      15,000         --
     Exercise of stock options ..................         188        1,188
                                                     --------     --------

     Net cash provided by financing activities ..      15,188        1,188
                                                     --------     --------

Increase (decrease) in cash and cash equivalents        9,073       (4,477)

Cash and cash equivalents at beginning of period        1,291        5,913
                                                     --------     --------

Cash and cash equivalents at end of period ......    $ 10,364     $  1,436
                                                     ========     ========

                             See accompanying notes.



                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
                               September 30, 1996


Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's latest annual report on Form 10-K.

Note B -- Inventory

The components of inventory consist of the following:

                                              September 30,        December 31,
                                                  1996                1995
                                                  ----                ----
         Raw materials                         $3,208,000          $3,562,000
         Work in process                          103,000             303,000
         Finished products                      2,033,000           2,308,000
                                              -----------           ---------
                                               $5,344,000          $6,173,000
                                               ==========          ==========


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Third Quarter Ended September 30, 1996)

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

Net sales increased 34% for the three months and 41% for the nine months ended September 30, 1996, compared to the same periods in the prior year. The increases were led by a more than three fold increase in sales of the Company's PUR(R) Self-Monitoring Water Filters (TM) for the household market. Sales of faucet-mount water filters were up significantly, and acceptance of the Company's new pitcher water filter exceeded initial expectations. The Company expects to sell out its total production capacity for this product in 1996 and additional production capacity is now being added. Price increases did not have a significant impact on net sales for the nine months ended September 30, 1996 or 1995.

Gross margins were 38.5% for the third quarter and 38.3% year-to-date, 1996 respectively, versus 44.7% for the same periods in 1995. The decrease in gross margins was due to lower margins on the OEM product line, higher overhead costs and product introduction costs related to the Company's new pitcher water filter.

Selling, general and administrative expenses increased 100% for the quarter ended September 30, 1996 and 83% year-to-date, compared to the same periods last year. This increase reflects management's decision to expand the Company's aggressive marketing campaign by increasing advertising and marketing expenditures in the third and fourth quarters of 1996. The primary goal of these expenditures is to ensure a level of retail movement sufficient to motivate retailers to carry the new products the Company expects to introduce in 1997.

Research and development expenses decreased by 18% for the third quarter and increased 11% year-to-date 1996, respectively, compared to the same periods in 1995. Year to date increases in research and development reflect the Company's continued emphasis on product development. Development of product line extensions and other new products require continued emphasis and research and development in 1996.

Other income (expense) was ($90,000) for the third quarter and ($122,000) year-to-date 1996, compared to $75,000 and $443,000 for the same periods the prior year. The decrease resulted from increased interest expense corresponding to the incurrance of debt in 1996, combined with decreased interest income related to decreases in cash, cash equivalents and marketable securities.

The Company's effective income tax rate was 0% for the three months ended September 30, 1996 and year-to-date compared to 31% for the same periods in 1995. The Company has a $1,512,000 tax benefit related to losses incurred in 1995. The Company has recorded a valuation allowance for the tax benefit related to the current net operating loss. In 1995, research and development tax credits and reduced tax rates from the Company's foreign sales corporation and tax exempt interest on certain investments in the current year, caused the effective rates to be below the statutory level.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $3,928,000 for the nine months ended September 30, 1996, compared to $4,889,000 for the same period in 1995. In 1996, net loss as well as increased accounts receivable related to strong third quarter sales, partially offset by the collection of an income tax refund and an increase in accounts payable were the primary components of cash used in operation. In 1995, net loss, together with increased inventory and accounts receivable levels related to sales growth were the primary components of cash used in operations.

Capital expenditures were $3,101,000 for the nine months ended September 30, 1996, compared to $3,402,000 for the same period the prior year. Expenditures in both years were primarily for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

During the third quarter 1996, the Company received $15 million from a private placement of convertible notes. The notes bear interest at a rate of five percent and are convertible into one million shares of common stock. The Company used a portion of the proceeds from these notes to repay and close an existing bank line of credit.

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

Item 2.           Changes in securities
                  Not applicable

Item 3.           Defaults upon Senior Securities
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not applicable

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



                                   Recovery Engineering, Inc.
                                   (Registrant)



Dated:  November 14, 1996.         /s/ Brian F. Sullivan
                                   -------------------------------------------
                                   Brian F. Sullivan
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)




Dated:  November 14, 1996.         /s/ Charles F. Karpinske
                                   -------------------------------------------
                                   Charles F. Karpinske
                                   Chief Financial Officer
                                   (principal financial and accounting officer)




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                             Commission File No.: 0-21232
 September 30, 1996


--------------------------------------------------------------------------------

                           RECOVERY ENGINEERING, INC.

--------------------------------------------------------------------------------


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