Form 10-K/A
period 1995-12-31
RECOVERY ENGINEERING INC
filed 1996-12-18
CIK 818203

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K / A-1
(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21232


                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                              41-1557115
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                2229 EDGEWOOD AVENUE SOUTH, MINNEAPOLIS, MN 55426
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (612) 541-1313

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01
                                                             PAR VALUE
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliated in Rule 405, 17 CFR 230.405)
                        $28,645,000 AS OF MARCH 15, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.
          COMMON STOCK, $.01 PAR VALUE - 4,270,439 AS OF MARCH 15, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report to Shareholders"), are incorporated by reference into
Part II. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1995, are incorporated by reference into Part III.



                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

      3.    EXHIBITS.

            See Index to Exhibits on page 4 of this Report.



                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 17, 1996.             RECOVERY ENGINEERING, INC.
                                       (Registrant)



                                       By  /s/Brian F. Sullivan
                                           ------------------------------------
                                           Brian F. Sullivan
                                           President and Chief Executive Officer


                                INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION                                    METHOD OF FILING
-------        -----------                                    ----------------

3.1            Articles of Incorporation of the Company, as   Filed as Exhibit 3.1 to the Company's Registration
               amended                                        Statement on Form SB-2 (No. 33-57826C) which was
                                                              declared effective March 4, 1993, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

3.2            Bylaws of the Company                          Filed as Exhibit 3.2 to the Company's Registration
                                                              Statement on Form SB-2 (No. 33-57826C) which was
                                                              declared effective March 4, 1993, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

10.1           Lease Agreement dated December 31, 1993        Filed as Exhibit 10.1 to the Company's Annual Report
               between Lemar and Recovery Engineering, Inc.   on Form 10-KSB for the fiscal year ended December
                                                              31, 1993 (File No. 0-21232) and incorporated herein
                                                              by reference pursuant to Rule 12b-32.

10.1.1         First Amendment to Lease Agreement dated       Filed as Exhibit 10.1.1 to the Company's Annual
               December 2, 1994 between Lemar and Recovery    Report on Form 10-KSB for the fiscal year ended
               Engineering, Inc.                              December 31, 1994 (File No. 0-21232) and
                                                              incorporated herein by reference pursuant to Rule
                                                              12b-32.

10.1.2         Second Amendment to Lease Agreement dated      Filed as Exhibit 10.1.2 to the Company's Annual
               June 23, 1995 between Lemar and Recovery       Report on Form 10-KSB for the fiscal year ended
               Engineering, Inc.                              December 31, 1995 (File No. 0-21232) and
                                                              incorporated herein by reference pursuant to Rule
                                                              12b-32.

10.3           Form of Distributor Agreement                  Filed as Exhibit 10.3 to the Company's Registration
                                                              Statement on Form SB-2 (No. 33-57826C) which was
                                                              declared effective March 4, 1993, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

10.4           Sales Contract dated May 30, 1991, between     Filed as Exhibit 10.4 to the Company's Registration
               Dow Chemical U.S.A. and Recovery               Statement on Form SB-2 (No. 33-57826C) which was
               Engineering, Inc.                              declared effective March 4, 1993, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

10.4.1         Addendum dated September 9, 1993, to Sales     Filed as Exhibit 10.4.1 to the Company's
               Contract dated May 30, 1991, between Dow       Registration Statement on Form SB-2 (No. 33-78292)
               Chemical U.S.A. and Recovery Engineering,      which was declared effective June 2, 1994, and
               Inc.                                           incorporated herein by reference pursuant to Rule
                                                              12b-32.

10.6           Recovery Engineering, Inc. 1986 Stock Option   Filed as Exhibit 10.6 to the Company's Annual Report
               Plan, as amended *                             on Form 10-KSB for the fiscal year ended December
                                                              31, 1993 (File No. 0-21232) and incorporated herein
                                                              by reference pursuant to Rule 12b-32.

10.7           Recovery Engineering, Inc. 1993 Director       Filed as Exhibit 10.7 to the Company's Annual Report
               Stock Option Plan *                            on Form 10-KSB for the fiscal year ended December
                                                              31, 1993 (File No. 0-21232) and incorporated herein
                                                              by reference pursuant to Rule 12b-32.

10.8           Recovery Engineering, Inc. 1994 Stock          Filed as Exhibit 10.8 to the Company's Annual Report
               Purchase Plan *                                on Form 10-KSB for the fiscal year ended December
                                                              31, 1993 (File No. 0-21232) and incorporated herein
                                                              by reference pursuant to Rule 12b-32.

10.9           Recovery Engineering, Inc. 1994 Stock Option   Filed as Exhibit 10.9 to the Company's Annual Report
               and Incentive Plan *                           on Form 10-KSB for the fiscal year ended December
                                                              31, 1993 (File No. 0-21232) and incorporated herein
                                                              by reference pursuant to Rule 12b-32.

10.11          Contract between Department of the Air Force   Filed as Exhibit 10.11 to the Company's Registration
               and Recovery Engineering, Inc. dated July      Statement on Form SB-2 (No. 33-78292) which was
               13, 1993 (PUR Survivor-35)                     declared effective June 2, 1994, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

10.12          Contract between Department of the Air Force   Filed as Exhibit 10.12 to the Company's Registration
               and Recovery Engineering, Inc. dated July      Statement on Form SB-2 (No. 33-78292) which was
               13, 1993 (PUR Survivor-06)                     declared effective June 2, 1994, and incorporated
                                                              herein by reference pursuant to Rule 12b-32.

10.13          Lease Agreement dated July 12, 1995 between    Filed as Exhibit 10.13 to the Company's Annual
               Minneapolis Industrial Properties II, Inc.     Report on Form 10-K for the fiscal year ended
               and Recovery Engineering, Inc.                 December 31, 1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

10.14          Credit Agreement dated March 7, 1996 between   Filed as Exhibit 10.14 to the Company's Annual
               First Bank National Association and Recovery   Report on Form 10-K for the fiscal year ended
               Engineering, Inc.                              December 31, 1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

10.15          Contract between Department of the Air Force   Filed herewith.
               and Recovery Engineering, Inc. dated August
               1, 1995 (PUR Survivor-06) +

10.16          Contract between Department of the Air Force   Filed herewith.
               and Recovery Engineering, Inc. dated
               September 22, 1995 (PUR Survivor-35) +

11.1           Statement re Computation of Earnings per       Filed as Exhibit 11.1 to the Company's Annual Report
               Share                                          on Form 10-K for the fiscal year ended December 31,
                                                              1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

13.1           1995 Annual Report to Shareholders             Filed as Exhibit 13.1 to the Company's Annual Report
                                                              on Form 10-K for the fiscal year ended December 31,
                                                              1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

21.1           Subsidiaries of the Company                    Filed as Exhibit 21.1 to the Company's Annual Report
                                                              on Form 10-K for the fiscal year ended December 31,
                                                              1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

23.1           Consent of Ernst & Young LLP                   Filed as Exhibit 23.1 to the Company's Annual Report
                                                              on Form 10-K for the fiscal year ended December 31,
                                                              1995 (File No.
                                                              0-21232) and incorporated herein by reference
                                                              pursuant to Rule 12b-32.

*  Management contract.

+  Confidential treatment has been requested for portions of this exhibit.