Form 10-K405
period 1996-12-31
RECOVERY ENGINEERING INC
filed 1997-03-31
CIK 818203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                           Commission File No. 0-21232

                           RECOVERY ENGINEERING, INC.
                 (Name of small business issuer in its charter)

           MINNESOTA                                     41-1557115
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                2229 EDGEWOOD AVENUE SOUTH, MINNEAPOLIS, MN 55426
               ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:     (612) 541-1313
                                -------------------
Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                             ---------
Securities registered pursuant to Section 12(g) of the Act:
                                                    COMMON STOCK, $.01 PAR VALUE
                                                    ----------------------------
                                                            (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                        $25,442,770 AS OF MARCH 14, 1997
                       -----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

      COMMON STOCK, $.01 PAR VALUE - 3,282,938 SHARES AS OF MARCH 14, 1997
     ----------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report to Shareholders"), are incorporated by reference into Part II. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III.



                                TABLE OF CONTENTS
                                                                           PAGE
                                     PART I

ITEM 1.      BUSINESS....................................................   1
                General..................................................   1
                Background...............................................   1
                Company History and Strategy.............................   2
                Household Water Filters..................................   3
                Portable Drinking Water Systems..........................   5
                Reserve Osmosis Desalinators.............................   6
                Marketing and Distribution...............................   7
                Research and Development.................................   8
                Patents..................................................   8
                Competition..............................................   8
                Manufacturing............................................   8
                Government Regulation....................................   9
                Employees................................................   9
ITEM 2.      PROPERTIES..................................................   9
ITEM 3.      LEGAL PROCEEDINGS...........................................  10
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  10

                                     PART II
ITEM 5.      MARKET FOR COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS.........................................  10
ITEM 6.      SELECTED FINANCIAL DATA.....................................  10
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................  10
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  10
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  10

                                    PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS............................  10
ITEM 11.     EXECUTIVE COMPENSATION......................................  11
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT..............................................  11
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  11

                                     PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.....................................  12

             SIGNATURES..................................................  14



                                     PART I

ITEM 1.  BUSINESS

GENERAL
         Recovery Engineering, Inc. ("REI" or the "Company"), a Minnesota corporation, designs, develops, manufactures, and markets proprietary small-scale drinking water systems. Sold under the PUR(R) brand name, the Company's products include a line of self-monitoring water filters for home use, a rugged line of portable water systems for outdoor enthusiasts and international travelers, and the world's most energy efficient line of desalinators for sailors and military personnel.

         The household product line was developed to address growing concerns about residential drinking water quality and dissatisfaction with products currently offered by competitors. These products incorporate proprietary technology which the Company believes gives it a sustainable competitive advantage over other products currently in the market. This technology, known as ASM(R) (Automatic Safety Monitor(TM), monitors the life remaining in a filter cartridge and then shuts off the water flow when a filter has reached the end of its useful life. These filter products use advanced filtration technologies including ion exchange resin and activated carbon technology to remove lead, chlorine, and other contaminants while improving water taste, odor and color. Selected models also remove microorganisms as small as Cryptosporidium and Giardia.

         In 1995, the Company entered into an agreement with Braun AG, a leading German housewares company, to supply water filters for Braun's FlavorSelect(R) coffee makers. This product also incorporates the ASM and uses ion exchange resin and activated carbon technology.

         The Company has also entered into an agreement with Groupe-SEB, the second largest small appliance manufacturer in the world. The terms of the agreement provide Groupe-SEB with rights to distribute PUR household water filters in all countries outside of North America and Japan.

         REI's antimicrobial portable water purifiers use a proprietary disinfection technology that eliminates all harmful microorganisms from drinking water in seconds, making it possible for individuals to treat contaminated water when they are traveling or backpacking. The energy recovery technology used in the Company's reverse osmosis desalinators reduces the pumping energy needed to desalinate seawater by approximately 90%, enabling the development of unique hand-operated systems for life rafts.

         The Company has historically invested and expects to continue to invest in research and development activities. New technologies currently under development are expected to result in the introduction of several new water treatment products to enhance existing product lines.

BACKGROUND
         During the last half-century, reliable drinking water has largely been taken for granted in the United States and other western nations. Despite its seeming abundance, however, potable water is quite rare. Two-thirds of the Earth's surface is covered by salt water, while most of the rivers and lakes of the world contain toxins or microorganisms that may cause disease. Much of the populated world, including parts of Asia, Africa and Latin America, does not have adequate sewage or water treatment facilities, leaving tap water unfit for human consumption. In the United States and other developed countries, lead and other impurities can make water potentially unsafe or unpleasant in taste, color and odor.

         The type of equipment required to treat polluted drinking water varies depending upon the type of contamination. In general, water filters are designed only to remove sediment and chemical contaminants. To remove microbiological contaminants such as viruses, bacteria and protozoa, water purifiers are required.

    HOUSEHOLD MARKET
         Concerns about the quality of drinking water among United States consumers have increased significantly in recent years. The Company believes that this increasing awareness and concern has contributed significantly to a steady increase in the size of the market in the United States for household tap water substitutes (primarily bottled water) and drinking water equipment. The United States market for bottled water is currently estimated to be over $3 billion annually. An additional $1 billion per year is estimated to be spent on drinking water treatment equipment, services and supplies.

         A variety of products is currently available to improve the aesthetic properties of water (taste, color and odor) and to remove harmful contaminants such as lead and chlorine. Consumer research conducted by the Company in 1993 and reconfirmed in 1996 revealed, however, that the performance of existing water filters failed to meet consumers' expectations, primarily because consumers have no way of knowing whether or not the filters are working. The PUR Self Monitoring Water Filter(TM), which incorporates the Company's ASM technology, is designed to assure consumers that they will only obtain properly filtered drinking water, by automatically shutting off the water flow when the filter cartridge has reached the end of its useful life. The ASM technology also provides consumers with an ongoing read-out of the filter cartridge's remaining life so that they can anticipate the need to purchase a replacement filter cartridge.

     RECREATIONAL AND MILITARY MARKETS
         International travelers, sailors and campers often find themselves in locations where a central water supply is either unavailable or unreliable. International travelers and outdoor enthusiasts have long known of the hazards of drinking the water in certain countries or from lakes and streams, while saltwater sailors generally must contend with limited storage space for drinking and emergency water. These individuals have historically relied on slow acting chemical processes to treat non-potable water, or on nothing at all, risking either serious illness or dehydration.

         Individuals are spending an increasing amount of time pursuing recreational activities, as evidenced by the growth of the leisure equipment market over the past 20 years. According to the United States Census Bureau, United States citizens make an estimated six million trips each year to countries where the local water supply is not reliable and take over 30 million backpacking trips each year, and nearly 90,000 sailors own ocean-going sailboats. Similar trends in the level of recreational activity and leisure equipment purchases are present internationally.

         Armed service personnel around the world also encounter situations where no reliable water supply is available. In particular, space limitations prevent the storage of significant amounts of emergency potable water on board ship and airplane life rafts, while harsh field activities often force soldiers to rely on contaminated natural water sources. It is estimated that there are 40,000 life rafts presently available for use by the United States armed forces, all of which require some means of desalinating seawater to ensure the survival of military personnel. Likewise, when any of the more than 800,000 United States infantrymen are deployed in the field, a reliable and efficient means of purifying water is often required.

COMPANY HISTORY AND STRATEGY
         Since its formation in 1986, the Company has utilized its mechanical and chemical engineering expertise to develop new water filtration and purification products for use where size, cost or energy constraints have prevented the adequate treatment of water. The Company's existing and proposed product lines address a wide range of needs in the military, recreational and consumer markets for water filtration and purification products; with each product, the Company has focused on a market segment that enables the Company to expand and build on its existing expertise and reputation in water filtration and purification.

         The Company's first product, developed for the United States Navy, required the invention of a compact hand-operated reverse osmosis desalinator that could produce up to 25 gallons of fresh water per day. The Navy sought to deploy such a device on its life rafts as a replacement for chemical desalter kits. In 1988, the Company introduced its first reverse osmosis desalinator, which utilized a unique energy recovery technology to reduce by approximately 90% the pumping energy needed to purify seawater. Since that time, three other products have been developed around this technology, each for applications where desalinating seawater had not been previously practical.

         In 1988, the Company also initiated development of products designed to treat contaminated fresh water. To overcome the limitations of existing filtration and chemical means employed for field water treatment, the Company developed a new technology, known as Tritek(R), capable of eliminating all types of microorganisms, including protozoa, bacteria and viruses, from drinking water in seconds. In addition, since size limitations prevented use of a filter large enough to remove high quantities of sediment without clogging, the Company developed a unique self-cleaning filter technology for its top-of-the-line model that extends the life of a conventional microfilter by approximately 20 to 40 times, depending on the water conditions. The Company introduced the PUR Explorer(R) and Portable(TM) models in 1991, the PUR Scout(TM) in 1992, the PUR Hiker(TM) in 1993, the PUR Pioneer(TM) in 1994, and will be introducing the PUR Voyager in 1997.

         In 1994, the Company introduced the PUR Self Monitoring Water Filter product for household use. This faucet-mounted product incorporates the Company's proprietary technology known as ASM which indicates to the consumer the life remaining in a filter cartridge and then shuts off the water flow when a filter cartridge has reached the end of its useful life.

         In 1995, the Company completed development of a water filter product to be used in Braun FlavorSelect(R) coffee makers. All new FlavorSelect coffee makers sold in Europe and Asia include the PUR water filter. Braun rolled out this new filter to the US during 1996. This product also incorporates the Company's proprietary ASM technology.

         In 1996, the Company introduced two new PUR Self Monitoring Water Filters for household use. The countertop model incorporates the Company's proprietary ASM technology and utilizes the Company's advanced carbon block technology. The water pitcher model also incorporates the Company's proprietary ASM technology and uses ion exchange resin and activated carbon technology. Replacement filters for the pitcher model fit the leading competitor's pitcher models.

         In 1996, the Company completed an international distribution agreement with Groupe-SEB, the second largest small appliance manufacturer in the world. Groupe-SEB is a $1.9 billion, French-based company whose products are distributed in over 80 countries, and are marketed under two brand names, Rowenta and T-Fal. The terms of the agreement provide Groupe-SEB with distribution rights of PUR household water filters in all countries outside of North America and Japan. The multi-year agreement with renewal options gives the Company immediate access to worldwide markets with minimal investment in sales and marketing activities.

HOUSEHOLD WATER FILTERS
         In 1994, the Company began shipping its faucet-mounted water filter for household applications for sale in the United States. In January 1996 the Company introduced its countertop water filter, in September 1996 the Company introduced its pitcher water filter, and in 1997 the Company will introduce an under-sink product. This will complete the Company's strategy of developing a "good, better, best" line of products based on performance and consumer benefits.

         A variety of products is currently available to improve the aesthetic properties of drinking water (taste, color and odor) and to remove harmful contaminants such as lead and chlorine. Currently, the most common drinking water treatment technologies for household use include activated carbon filtration, reverse osmosis, distillation and ion exchange (a chemical process which removes certain contaminants such as lead). These technologies vary based primarily upon cost, ease of use and effectiveness, but each can be adapted to some method of household use.

         In the current household market, the channels of retail distribution tend to define the types of products offered to consumers. Water treatment dealers typically offer larger, more expensive systems, primarily utilizing reverse osmosis, that are mounted under the sink or at the location where the water enters the home. Mass market retailers focus primarily on activated carbon filtration, offering less expensive products with replaceable filter cartridges, including carafes or filters that can be mounted on the faucet. To a lesser extent, activated carbon filtration and distillation systems that can be installed on the counter or under the sink are available from mass market outlets such as home centers and hardware stores. Filtration systems are also sold through direct sales networks such as door-to-door sales and mail order organizations. The Company's PUR household water filters are positioned to compete with mass market retail products.

         Despite growing concern over water quality and safety, the domestic market penetration of self-installed household drinking water treatment systems is estimated to be only nine percent of United States households. Consumer research conducted by the Company in 1993, and reconfirmed in 1996, revealed that the performance of existing water filters failed to meet consumers' expectations, primarily because consumers have no way of knowing whether or not the filters are working. Most harmful contaminants do not affect the taste, color or odor of water, which makes it difficult for a consumer to evaluate the effectiveness of a filter.

         To address this consumer concern, and to assure consumers that they will only obtain properly filtered drinking water, the PUR household water filter incorporates the Company's ASM technology on all products. This technology provides an ongoing read-out of the life remaining in a water filter cartridge and automatically shuts off the water flow when the filter cartridge has reached the end of its useful life. Because ASM technology shuts off the water flow when the filter cartridge has reached the end of its useful life, the Company believes that consumers will be more likely to purchase replacement cartridges on a timely basis, providing the Company an opportunity for recurring sales to users of PUR products. Replacement filter cartridges are sold at retail prices which allow consumers to obtain filtered water at a small fraction of the cost of bottled water, which typically is sold for $.60 to $1.00 per gallon.

         The products comprising the PUR line of household water filters are as follows:

         PUR FM SERIES. The PUR FM Series Self-Monitoring Water Filter, introduced in 1994, is a compact faucet-mounted water filter which is approximately five inches high, with a flow rate of three liters per minute. The packages include one or two replacement filter cartridges, each of which has a useful life of about two to three months in a typical home. The filter incorporates a patented carbon block filter which removes microorganisms as small as Cryptosporidium and Giardia. The filter also removes 98% of lead, chlorine, and sediment from drinking water while improving taste, color and odor. (Suggested retail price: $29.99)

         PUR CT SERIES. The PUR CT Series Self-Monitoring Water Filter, introduced in January 1996, is a compact countertop water filter which is approximately 9 inches high with a flowrate of three liters per minute. The countertop model offers greater contaminant reduction and longer filter life than the PUR FM series faucet-mounted water filter. It uses replaceable filter cartridges with a useful life of about eight to twelve months in a typical home. The filter incorporates a patented carbon block filter which removes microorganisms as small as Cryptosporidium and Giardia. The filter also reduces contaminants such as 98% of lead, pesticides, herbicides, chlorine, and mercury from drinking water while improving taste, color and odor. Certain models come with a mounting bracket that allows the unit to be installed on the wall, under the cabinet or behind the sink. (Suggested retail price: $69.99)

         PUR CR SERIES. The PUR CR Series Self-Monitoring Water Filter, introduced in September 1996 is a water pitcher which holds approximately a half gallon of filtered water. The slim design fits into the refrigerator door. The packages include one or two replacement filter cartridges, each of which has a 40-gallon useful life, or about one month usage in the typical home. The filter removes 98% lead, and reduces chlorine and sediment while improving taste, color, and odor. (Suggested retail price: $24.99)

         PUR PLUS FM SERIES. The PUR Plus FM Series Self-Monitoring Water Filter, introduced in 1997, is a compact faucet-mounted water filter which is approximately five inches high, with a flowrate of three liters per minute. It will feature PUR's exclusive Automatic Safety Monitor, and a convenient filtered water spray flow for washing fruits and vegetables. The packages include one or two replacement filter cartridges, each of which has a useful life of two to three months in the typical home. The filter incorporates the same patented carbon block filter as the existing PUR FM Series but has better contaminant removal characteristics. The filter not only removes microorganisms, lead, and chlorine, but also removes pesticides, herbicides, atrazine, mercury and asbestos while improving taste, color and odor. (Suggested retail price: $39.99)

         PUR FAUCET-MOUNT REPLACEMENT CARTRIDGES. PUR replacement cartridges for the FM Series are sold in single, double, and triple packs. (Suggested retail price: $14.99 to $26.99)

         PUR PLUS FAUCET-MOUNT REPLACEMENT CARTRIDGES. PUR replacement cartridges for the FM Plus Series are sold in single, double, and triple packs. (Suggested retail price: $14.99 to $34.99)

         PUR COUNTERTOP REPLACEMENT CARTRIDGES. PUR replacement cartridges for the CT Series are sold in single packs. (Suggested retail price: $29.99)

         PUR CARAFE REPLACEMENT CARTRIDGES. PUR replacement cartridges for the CR Series are sold in single and triple packs. (Suggested retail price: $7.99 and $21.99)

PORTABLE DRINKING WATER SYSTEMS
         The Company offers a line of PUR antimicrobial water purifiers and microfilters for treating fresh water supplies contaminated with microorganisms. These products are designed to meet the needs of international travelers, outdoor enthusiasts and military personnel.

         Various methods have historically been used to disinfect water, including chlorine gas, iodine, silver nitrate, hydrogen peroxide and boiling. These methods involve a significant amount of time to be effective and, therefore, are not convenient or practical for use on a consistent basis to produce drinking water. In addition, chemical disinfectants are relatively ineffective against cyst forms of various parasites, including GIARDIA LAMBLIA, and leave residual concentrations in water, which may render the water unpalatable. Filtration is also commonly used to treat contaminated water. While it is an effective means of removing larger microorganisms, like protozoa and bacteria, it is not a practical means of removing viruses. In addition, the smaller the pore size of the filter, the more quickly it will clog. Therefore, using a filter with as large a pore size as possible is preferable in order to maximize its life, making it undesirable to rely on it to remove microorganisms as small as bacteria.

         PUR fresh water purifiers incorporate the Company's proprietary Tritek technology, which combines microfiltration and an iodinated resin matrix to produce safe drinking water in seconds. The microfilter is used to remove sediment and the largest and most chemically resistant microorganisms. Smaller microorganisms, like bacteria and viruses, are killed upon contact with the iodinated resin. The result is a process that takes advantage of the positive attributes of microfiltration and iodinated resin, without suffering the drawbacks of each approach when used alone.

         The products comprising the PUR line of fresh water purifiers and microfilters are as follows:

         PUR EXPLORER. The Explorer, introduced in 1991, is a lightweight water purifier designed for backpackers, campers and other outdoor enthusiasts. The Explorer consists of a pump unit with a T-shaped handle, a filtered intake hose and an output hose with a convenient hose clip for filling containers. A double-acting pump enables one person to produce over 1.5 liters of water per minute. The Explorer is approximately 11 inches long and weighs 20 ounces; the intake and output hoses are each approximately three feet long. The Explorer includes a self-cleaning mechanism, permitting the filter to be cleaned conveniently without disassembly. (Suggested retail price: $129.95.)

         PUR PORTABLE. The Portable, introduced in 1991, is a compact purifier designed specifically for world travelers. Approximately 6-1/2 inches high when stored and only 12 ounces in weight, it is small enough to fit readily in a purse, daypack or briefcase. The Portable uses a plunger to force contaminated water through a Tritek purifier filter cartridge. A convenient drinking cup, which is filled from a fold-out spout as the piston is operated, is included with the Portable. A cup of safe, palatable drinking water can be produced in approximately five to ten seconds. (Suggested retail price: $49.95.)

         PUR SCOUT. The Scout, introduced in 1992, is a smaller version of the Explorer, approximately nine inches long and 12 ounces in weight, with intake and output hoses approximately three feet long. It produces approximately 0.5 liter of water per minute. The Scout does not have the self-cleaning mechanism included in the Explorer. (Suggested retail price: $79.95.)

         PUR HIKER. The Company introduced the Hiker, a water microfilter, in August 1993. The Hiker incorporates the Company's proprietary Anti-Clog Filter Technology (AFT) which extends the life of the filter, eliminating the need for the user to clean or maintain it. The Hiker, which weighs 11 ounces, is designed for backpacking, camping and other outdoor recreation. The Hiker produces over
1.0 liter per minute and is approximately eight inches long; the intake and output hoses are each approximately three feet long. (Suggested retail price:
$54.95.)

         PUR PIONEER. The Company broadened its position in this market with the August 1994 introduction of the Pioneer, an entry level water microfilter, which began shipping in the second quarter of 1995. The Pioneer features a disposable microfilter, designed to filter up to 20 gallons, and a built-in bottle adapter which connects directly to Nalgene(TM) bottles (a trademark of Nalgene Co.). The Pioneer, which weighs eight ounces, is designed for backpacking, camping and other outdoor recreation. The Pioneer produces 1.0 liter per minute and is approximately 4.5 inches in diameter; the intake and output hoses are each approximately three feet long. (Suggested retail price: $29.95.)

         PUR CARBON FILTER CARTRIDGE. In August 1991, the Company introduced a carbon filter cartridge that can be used in conjunction with the Explorer and Scout. The carbon cartridge, which attaches to the Tritek filtration cartridge, improves the taste of the purified water and reduces any residual iodine or other chemicals that may be present in the water. (Suggested retail price:
$19.95.)

         PUR STOP TOP. In March 1995, the Company introduced a combined carbon cartridge and bottle adapter that can be used in conjunction with the Explorer, Scout, Hiker and Pioneer. The carbon cartridge improves the taste of the purified water and reduces any residual iodine or other chemicals that may be present in the water. (Suggested retail price: $14.95)

         PUR EASYFILL BOTTLE ADAPTER. In March 1995, the Company introduced a bottle adapter for the Explorer, Scout and Hiker. The bottle adapter connects to all popular water bottles and is lightweight, durable and easy to use. (Suggested retail price: $4.95)

         Each of the PUR fresh water purifiers is registered with the EPA, which has established minimum performance guidelines for microbiological water purifiers. See "Regulation."

REVERSE OSMOSIS DESALINATORS
         The Company offers a line of PUR reverse osmosis desalinators for producing fresh water when sources of energy are either unavailable or in limited supply. These products are used primarily in offshore marine, commercial life raft and military applications.

         Reverse osmosis desalination, which has been in use in large-scale systems for over 20 years, occurs when feed water with dissolved solids (such as salt) is forced against a semipermeable membrane at high pressure, typically 800 pounds per square inch. The membrane acts as a barrier to contaminants such as salts, viruses and bacteria, separating them from the pure water that passes through the membrane. In a conventional reverse osmosis system, approximately 10% of the seawater forced against the membrane passes through as pure water. The remaining high-pressure waste brine stream passes through a pressure reducing valve and is discharged. This process requires a large amount of energy, making it impractical for small-scale applications.

         Each of the Company's reverse osmosis products is a compact unit incorporating a high-pressure energy recovery pump and a reverse osmosis membrane. The patented high-pressure energy recovery pump is designed to recover and effectively use energy that is wasted in a conventional reverse osmosis system. The pump recycles the high-pressure waste brine stream, redirecting it to the backside of the pump's piston. The force of the recycled brine counters the opposing force on the piston's front side, providing a power assist to the pumping operation. By thus recovering energy contained in the high-pressure waste brine stream, the Company's energy recovery pump reduces the external power needed to operate a desalinator by approximately 90%, and makes possible a small-scale low-energy desalinator.

         In 1997 the Company expects to initiate a new phase of the military business which will involve reverse osmosis units currently in the field. The Company is currently negotiating an agreement with the US Navy to service all of the US military's manual desalinators on a four year cycle at REI's facility.

         HAND-OPERATED DESALINATORS. The PUR Survivor(R)-35 and PUR Survivor-06 are hand-operated desalinators, designed primarily for emergency life raft use. The PUR Survivor-35, the first desalinator built by the Company, was designed for use by the United States Navy in 25-person life rafts and is also available in commercial versions. The Survivor-35 can produce as much as 1.4 gallons of fresh water per hour, which is ample for emergency use. It can also be used to supplement fresh water supplies on a non-emergency basis. The Survivor-06, the smallest reverse osmosis desalinator manufactured in the world, can produce a pint of fresh water in less than 30 minutes. It is recommended for 4- to 12-person life rafts and individual survival kits. The Company is not aware of any other hand-operated desalinators on the market.

         12-VOLT DESALINATORS. The PUR PowerSurvivor-35, PUR PowerSurvivor-80 and PUR PowerSurvivor-160 are driven by a 12-volt DC motor with power supplied by a boat's battery. Designed to meet the needs of the cruising sailor and offshore powerboater, these products provide a renewable supply of fresh water for drinking, cooking and clean-up. The PowerSurvivor-35 produces up to 1.4 gallons of fresh water per hour, using 4 amps of power. The PowerSurvivor-80 produces up to 3.3 gallons of fresh water per hour using 8 amps of power. The PowerSurvivor-160 produces 6.7 gallons of fresh water per hour using 16 amps of power. With these desalinators, boaters are able to extend their cruising range without the space and weight required for larger fresh water storage tanks.

MARKETING AND DISTRIBUTION
           The Company sells its products to consumers through a number of different distribution channels. The Company's Vice President of Sales and Vice President of Marketing direct the efforts of thirty-seven other people in its sales and marketing departments to coordinate selling and servicing activities to customers.

         The Company currently sells the household water filters in the United States and Canada through all mass retail channels, comprised of department stores, mass merchants, catalog showrooms, drug stores, hardware stores, and warehouse clubs. The Company's household products are distributed in over 15,000 stores nationwide. The Company plans to augment its distribution with the addition of a few key retailers in the various channels. The accounts are serviced by a network of more than 30 independent manufacturers' representative agencies.

         Over 1,000 outdoor and travel stores and more than a dozen mail order catalogs offer the Company's fresh water purifiers and microfilters to campers, backpackers and travelers around the country. A network of approximately 20 independent manufacturers' representatives services these accounts. Recreational and commercial sailors can purchase the Company's reverse osmosis desalinators from over 300 marine dealers and service centers on the Atlantic, Pacific and Gulf coasts and from several marine catalogs. Internal sales and service personnel manage these accounts directly. The Company also sells directly to the United States armed forces. Sales to foreign military forces and consumers are made through approximately 30 distributors located in Europe, Asia and the Middle East. To create awareness for its products, the Company advertises in consumer and trade publications, participates in consumer and trade shows, and publishes periodic newsletters to its retailers.

         The Company was awarded contracts in 1995 valued at up to $13 million for the delivery of Survivor-35 and Survivor-06 desalinators to the United States Air Force. Units shipped on the base contracts totaling $4.2 million were delivered in 1995, and $3.4 million in 1996. Additional options totaling $5.4 million are expected to be exercised. The Company also sells the Survivor-35 and Survivor-06 to foreign distributors who supply local military agencies.

RESEARCH AND DEVELOPMENT
         With the technologies it has developed, the Company believes that its products offer performance superior to comparably priced products sold by competitors. The Company has a twenty-three person engineering staff which engages in research and development of new products, and development of enhancements to existing products. The Company's expenditures for research and development were $2,007,000 in 1996, $2,021,000 in 1995, and $1,064,000 in 1994,
approximately 6%, 9%, and 6% of sales, respectively. The Company expects that its research and development expenditures will continue to represent a significant percentage of revenues in the future. There can be no assurance, however, that the Company's technology and products will not be made obsolete by technologies developed by others.

PATENTS
         The Company is the owner of two United States patents with respect to its reverse osmosis desalinators, three United States patents with respect to its portable drinking water systems and four United States patents with respect to its household drinking water systems. These patents expire at various dates from 1997 to 2013. The Company has applied for corresponding foreign patents where it deemed such applications necessary. The Company has also applied for seven other patents in the United States with respect to its household drinking water products and for corresponding foreign patents. No assurance can be given that any patents applied for will be issued or that patents currently held or new patents, if issued, will be valid or will provide any significant competitive advantage to the Company.

COMPETITION
         The Company competes with a number of companies in the manufacture and marketing of household water filtration and purification systems. The most significant competitors in this market currently are Teledyne, Inc., Culligan, Health-O-Meter, Pollenex, Brita U.S.A. (a subsidiary of Clorox Company) and Mr. Coffee, Inc. As this market develops, the Company may experience increased competition from public water utilities, appliance manufacturers and consumer electronics companies.

         The Company is not aware of any other company which manufactures hand-operated desalinators. The Company competes with several other companies in the manufacture and sale of small-scale motorized reverse osmosis desalinators. These companies include HRO (a division of Standard Communications Corp.), Sea Recovery Corp. and Village Marine Tec.

         The Company also competes with several companies in the manufacture of water filters and purifiers for personal and recreational uses. These companies include General Ecology, Inc., Katadyn U.S.A., Inc., Mountain Safety Research Corporation (a subsidiary of Recreational Equipment, Inc.), SweetWater, Inc. and Timberline, Inc.

         The Company competes in the sale of drinking water systems on the basis of the design, performance and value of those products.

MANUFACTURING
         The principal raw materials utilized in the Company's manufacturing operations are engineered thermoplastics, stainless steel and filtration media. The Company relies on third party machine shops and injection molders to manufacture components to the Company's specifications. The assembly, testing, quality control and packaging of the Company's products are conducted by the Company's employees at its facilities in Minneapolis, Minnesota.

         The Company purchases reverse osmosis membranes from FilmTec, a division of Dow Chemical Corporation, pursuant to a three-year renewable agreement with FilmTec which expires in December 1999. The Company also purchases microfilters and filter media for its portable and household drinking water systems from other manufacturers pursuant to long-term contracts. The interruption of any of these supply relationships could have a material adverse effect on the Company's results of operations.

GOVERNMENT REGULATION
         The manufacture, marketing, advertising and distribution of water purification devices containing active ingredients, such as iodine, is regulated by the EPA. The EPA generally requires registration of the manufacturer, the active ingredients and the applicable device and its packaging prior to sale of the product. Registration entails obtaining scientific data as to the efficacy and toxicity of the device and its active ingredients. The PUR Explorer, Portable and Scout, all of which contain iodinated resin, have been registered by the EPA as "microbiological water purifiers."

         In 1986, the EPA issued a tentative protocol (the "1986 Protocol"), applicable to all manufacturers, for the testing and certification of all microbiological water purification devices, including those offered by the Company. The 1986 Protocol requires that to be registered as a "microbiological water purifier," a device must remove, kill or inactivate all types of disease-causing microorganisms from the water, including bacteria, viruses and protozoan cysts, so as to render the processed water safe for drinking. The 1986 Protocol does not require the removal of all traces of iodine from the treated water. Because small amounts of iodine may be present in water treated by the Company's antimicrobial water purifiers, the Company, in its labeling, advises persons with thyroid problems and pregnant women to consult their doctors before use of such products. Management believes the Company's water purification products satisfy all the 1986 Protocol requirements.

         In addition to EPA regulation, some states require registration of household water filtration and purification products. The Company believes that its current household products, and any future household products it develops, comply and will comply with state regulations applicable to such products. There can be no assurance, however, that such state registration requirements will not result in delays in introduction of these products in certain markets.

         The Company is also subject to regulation with respect to the handling and disposal of the elemental iodine used in manufacturing resins. The Company believes it is in compliance with applicable rules, and that it has properly disposed of such material. There can be no assurance that more restrictive and costly requirements will not be imposed in the future.

EMPLOYEES
         At December 31, 1996, the Company had approximately 274 full-time employees and contract workers, of whom 23 were involved in research and development, 190 in manufacturing, assembly and testing, 35 in sales, marketing, technical and customer service, and 26 in administration. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are excellent.

ITEM 2.  PROPERTIES
         The Company is headquartered in a leased facility of 51,648 square feet at 2229 Edgewood Avenue South, Minneapolis, Minnesota 55426, pursuant to a seven-year lease which expires on December 31, 2000. The Company has leased a warehouse facility of 13,136 square feet at 13310 Industrial Park Boulevard North, Minneapolis, Minnesota 55441, pursuant to a three-year lease which expires on July 14, 1998. The Company has leased an additional manufacturing facility of 9,875 square feet at 6407 Welcome Avenue, Brooklyn Park, MN 55428 pursuant to a one year lease that expires on July 31, 1997. The Company has leased additional manufacturing space of 4,000 square feet at 8712 Monticello Lane, Maple Grove MN 55365 pursuant to a two-year lease which expires November 31, 1998. The Company has leased additional warehouse facility of 7,500 square feet at 9200 10th Avenue North, Golden Valley, MN 55427 on a month to month lease.

         The Company initiated construction on a new facility in 1996 with plans to consolidate all facilities into one leased facility of 100,000 square feet, pursuant to a 10 year lease which expires on April 4, 2007. The Company believes this new facility will provide sufficient space to support the Company's anticipated requirements for the near-term, and that additional or alternate facilities would be available on terms acceptable to the Company if the Company's operations were to require additional space.

         The Company owns manufacturing and engineering equipment, located at its facilities in Minneapolis, used in its assembly operations and research and development efforts. Such equipment is available from a variety of sources, and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS
         The Company was notified January 10, 1997 of a complaint filed by Brita for patent infringement on its pitcher products. The complaint names Recovery Engineering and other water filtration companies as defendants. The Company was aware of Brita's patent prior to developing its own design and is confident it does not infringe upon Brita's patent. The Company plans to defend vigorously its right to market and sell these products. The Company from time to time is involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         Common stock market and dividend information on page 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         Selected financial data on page 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS
         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 and 9 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The report of independent auditors and financial statements included on pages 10 through 16 of the Annual Report to Shareholders are incorporated herein by reference.

         Quarterly Results of Operations Information on page 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE
         None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
         The information contained on pages 2 through 5 of the Proxy Statement with respect to directors and executive officers of the Company, is hereby incorporated by reference in response to this item.

         The information contained on page 13 of the Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION
         The information contained on pages 5 through 11 of the Proxy Statement with respect to executive compensation, is hereby incorporated by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information contained on pages 12 and 13 of the Proxy Statement with respect to security ownership of certain beneficial owners and management, is hereby incorporated by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information contained on page 9 of the Proxy Statement with respect to certain relationships and related transactions, is hereby incorporated by reference in response to this item.


                                     PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)      The following documents are filed as part of the report:

         1.       Financial Statements.

         The following financial statements of Recovery Engineering, Inc. included in the Annual Report to Shareholders, are incorporated by reference in Item 8:

         Balance sheets - December 31, 1996 and 1995
         Statements of operations - Years ended December 31, 1996, 1995, and
         1994
         Statement of changes in shareholders' equity - Years ended December 31, 1996, 1995, and 1994
         Statements of cash flows - Years ended December 31, 1996, 1995, and
         1994
         Notes to financial statements - December 31, 1996

         2.       Financial Statement Schedules.

         The following schedule supporting financial statements for the three years ended December 31, 1996 is filed herewith:
                  Schedule II Valuation and Qualifying Accounts.

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.       Listing of Exhibits.

         EXHIBIT
           NO.      DESCRIPTION
           ---      -----------

           3.1 Articles of Incorporation of Recovery Engineering, Inc., as amended

           3.2      Bylaws of Recovery Engineering, Inc.

          10.1 Lease Agreement dated December 31, 1993, between Lemar and Recovery Engineering, Inc.

          10.1.1 First Amendment to Lease Agreement dated December 2, 1994 between Lemar and Recovery Engineering, Inc.

          10.1.2 Second Amendment to Lease Agreement dated June 23, 1995 between Lemar and Recovery Engineering, Inc.

          10.3      Form of Distributor Agreement

          10.4 Sales Contract dated May 30, 1991, between Dow Chemical U.S.A. and Recovery Engineering, Inc.

          10.4.1 Addendum dated September 9, 1993, to Sales Contract dated May 30, 1991, between Dow Chemical U.S.A. and Recovery Engineering, Inc.

          10.6      Recovery Engineering, Inc. 1986 Stock Option Plan, as
                    amended                                                    *

          10.7      Recovery Engineering, Inc. 1993 Director Stock Option Plan *

          10.8      Recovery Engineering, Inc. 1994 Stock Purchase Plan        *

          10.9      Recovery Engineering, Inc. 1994 Stock Option and Incentive
                    Plan                                                       *

          10.11 Contract between Department of the Air Force and Recovery Engineering, Inc. dated July 13, 1993 (PUR Survivor-35)

          10.12 Contract between Department of the Air Force and Recovery Engineering, Inc. dated July 13, 1993 (PUR Survivor-06)

          10.13 Lease Agreement dated July 12, 1995 between Minneapolis Industrial Properties, II, Inc. and Recovery Engineering, Inc.

          10.14 Credit Agreement dated March 7, 1996 between First Bank National Association and Recovery Engineering, Inc.

          10.15 Contract between Department of the Air Force and Recovery Engineering, Inc. dated August 1, 1995 (PUR Survivor-06) **

          10.16 Contract between Department of the Air Force and Recovery Engineering, Inc. dated September 22, 1995 (PUR
                    Survivor-35)                                              **

          10.17 Securities Purchase Agreement dated July 19, 1996 by and among the Company and the Goldman Sachs Limited Partnerships

          10.18 Registration Rights Agreement dated July 19, 1996 by and among the Company and the Goldman Sachs Limited Partnerships.

          10.19 Executive Restriction Agreement dated July 19, 1996 by and among the Company, the Goldman Sachs Limited Partnerships and the Executive.

          10.20 Lease Agreement dated November 8, 1997 between Ryan Construction and Recovery Engineering, Inc.

          11.1      Statement re Computation of Earnings (Loss) Per Share

          13.1      1996 Annual Report to Shareholders

          21.1      Subsidiaries of Recovery Engineering, Inc.

          23.1      Consent of Ernst & Young LLP

          *         Management Contracts

          ** The Company has requested confidential treatment of portions of such exhibit.

          (b)       Reports on Form 8-K

                           In November 1996, the Company filed a report on Form 8-K relating to the sale of $15 million principal amount of convertible notes to certain investment partnerships affiliated with Golman Sachs.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RECOVERY ENGINEERING, INC.
                                           (Registrant)

Dated:  March 24, 1997.                    /s/ Brian F. Sullivan
                                           -------------------------------------
                                           Brian F. Sullivan
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 24, 1997.                    /s/ Brian F. Sullivan
                                           -------------------------------------
                                           Brian F. Sullivan
                                           President, Chief Executive Officer
                                           and Director
                                           (principal executive officer)

Dated:  March 24, 1997.                    /s/ Charles F. Karpinske
                                           -------------------------------------
                                           Charles F. Karpinske
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

Dated:  March 24, 1997.                    /s/ John R. Albers
                                           -------------------------------------
                                           John R. Albers
                                           Director

Dated:  March 24, 1997.                    /s/ John E. Gherty
                                           -------------------------------------
                                           John E. Gherty
                                           Director

Dated:  March 24, 1997.                    -------------------------------------
                                           Sanjay H. Patel
                                           Director

Dated:  March 24, 1997.
                                           -------------------------------------
                                           William D. Thompson
                                           Director

Dated:  March 24, 1997.                    /s/ William F. Wanner, Jr.
                                           -------------------------------------
                                           William F. Wanner, Jr.
                                           Director

Dated:  March 24, 1997.                    -------------------------------------
                                           Ronald W. Weber
                                           Director

                                           /s/ Richard J. Zeckhauser
Dated:  March 24, 1997.                    -------------------------------------
                                           Richard J. Zeckhauser
                                           Director



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the year ended                                 Commission File No.: 0-21232
December 31, 1996

---------------------------------------------------------------------------------------------------------

                                     RECOVERY ENGINEERING, INC.
---------------------------------------------------------------------------------------------------------

                                                                                                Method of
Exhibit                                                                                          Filing
-------                                                                                          ------

 3.1       Article of Incorporation of Recovery Engineering, Inc., as amended                    Note 9
 3.2       Bylaws of Recovery Engineering, Inc.                                                  Note 10
10.1       Lease Agreement dated December 31, 1993, between Lemar                                Note 2
           and Recovery Engineering, Inc.
10.1.1     First Amendment to Lease Agreement dated December 2, 1994 between                     Note 4
           Lemar and Recovery Engineering, Inc.
10.1.2     Second Amendment to Lease Agreement dated June 23, 1995 between
           Lemar and Recovery Engineering, Inc.                                                  Note 5
10.3       Form of Distributor Agreement                                                         Note 1
10.4       Sales Contract dated May 30, 1991, between Dow Chemical U.S.A.
           and Recovery Engineering, Inc.                                                        Note 1
10.4.1     Addendum dated September 9, 1993, to Sales Contract dated May 30, 1991,
           between Dow Chemical U.S.A. and Recovery Engineering, Inc.                            Note 3
10.6       Recovery Engineering, Inc. 1986 Stock Option Plan, as amended                         Note 1 T
10.7       Recovery Engineering, Inc. 1993 Director Stock Option Plan                            Note 2 TT
10.8       Recovery Engineering, Inc. 1994 Stock Purchase Plan                                   Note 2 TT
10.9       Recovery Engineering, Inc. 1994 Stock Option and Incentive Plan                       Note 2 TT
10.11      Contract between Department of the Air Force  and Recovery Engineering,
           Inc. dated July 13, 1993 (PUR Survivor-35)                                            Note 3
10.12      Contract between Department of the Air Force  and Recovery Engineering,
           Inc. dated July 13, 1993 (PUR Survivor-06)                                            Note 3
10.13      Lease Agreement dated July 12, 1995 between Minneapolis Industrial
           Properties II, Inc. and Recovery Engineering, Inc.                                    Note 5
10.14      Credit Agreement dated March 7, 1996 between First Bank National Association
           and Recovery Engineering, Inc.                                                        Note 5
10.15      Contract between Department of the Air Force and Recovery Engineering,
           Inc. dated August 1, 1995 (PUR Survivor-06)                                           Note 5+
10.16      Contract between Department of the Air Force and Recovery Engineering,
           Inc. dated September 22, 1995 (PUR Survivor-35)                                       Note 5+
10.17      Securities Purchase Agreement dates July 19, 1996 by and among the Company            Note 6
           and the Limited Partnerships (including form of Note attached thereto as Exhibit
10.18      Registration Rights Agreement dated July 19, 1996 by and among the Company            Note 7
           and the Limited Partnerships.
10.19      Executive Restriction Agreement dated July 19, 1996 by and among the                  Note 8 TT
           Company, the Limited Partnerships and the Executive.
10.20      Lease Agreement dated November 8, 1997 between Ryan Construction and
           Recovery Engineering, Inc.                                                            Filed herewith
11.1       Statement re computation of earnings (loss) per share                                 Filed herewith
13.1       1996 Annual Report to Shareholders  (only those pages expressly incorporated          Filed herewith
           by reference shall be deemed filed with the commission)
21.1       Subsidiaries of Recovery Engineering, Inc.                                            Filed herewith
23.1       Consent of Ernst & Young LLP                                                          Filed herewith


----------------------
Note 1 Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-57826C), which was declared effective March 4, 1993, pursuant to Rule 12b-32.

Note 2 Incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-21232)

Note 3 Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form SB-2 (No.33- 78292), which was declared effective June 2, 1994, pursuant to Rule 12b-32.

Note 4 Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21232)

Note 5 Incorporated by reference to the same numbered Exhibit to the Company's Annual Report form 10-K for the fiscal year ended December 31, 1995 (File No. 0-21232)

Note 6 Filed as Exhibit 4.1 to the Company's Report on Form 8-K, dated July 19, 1996 (File No. 0-21232) and incorporated herein by reference.

Note 7 Filed as Exhibit 99.1 to the Company's Report on Form 8-K, dated July 19, 1996 (File No. 0-21232) and incorporated herein by reference.

Note 8 Filed as Exhibit 99.2 to the Company's Report on Form 8-K, dated July 19, 1996 (File No. 0-21232) and incorporated herein by reference.

Note 9 Incorporated by reference to Appendix 1 to the Company's proxy statement, (File - 021232) for it's annual meeting of shareholders on April 25, 1996.

Note 10 Incorporated by reference to Appendix 2 to the Company's proxy statement, (File - 021232) for it's annual meeting of shareholders held on April 25, 1996.

+ The Company has requested confidential treatment of portions of such exhibit.

TT        Management Contracts



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           RECOVERY ENGINEERING, INC.

(in thousands)

                                                                       Additions
                                                           -------------------------------
                                            Balance at     Charged to
                                           Beginning of     Costs and     Charged to Other                 Balance at End
Description                                  Period          Expenses         Accounts       Deductions       of Period
------------                               ------------    ----------     ----------------   ----------    --------------
YEAR ENDED DECEMBER 31, 1996
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts       $ 57          $315                              $160(1)         $212
     Reserve for inventory obsolescence         $112          $430                              $316(2)         $226

YEAR ENDED DECEMBER 31, 1995
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts       $ 32          $119                              $ 94(1)         $ 57
     Reserve for inventory obsolescence         $ --          $112                              $ --            $112

YEAR ENDED DECEMBER 31, 1994
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts       $ 24          $ 16                              $ 8(1)          $ 32


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off