Form 10-Q
period 1997-03-31
RECOVERY ENGINEERING INC
filed 1997-05-13
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997               Commission File Number 0-21232
-----------------------------------               ------------------------------

                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-1557115
State or other jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation organization)

                             9300 North 75th Avenue
                              Minneapolis, MN 55428
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (612) 315-5500


   Recovery Engineering, Inc., 2229 Edgewood Ave. So., Minneapolis, MN 55426 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value ) 4,530,311 shares as of April 30, 1997


                           RECOVERY ENGINEERING, INC.

                                      INDEX


                  PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.           Financial Statements:

                  Balance Sheets
                  March 31, 1997 and December 31, 1996...................    3

                  Statements of Operations
                  Three months ended March 31, 1997 and 1996.............    4

                  Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996.............    5

                  Notes to Financial Statements..........................    6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........    8


                  PART II.  OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders....   10

Item 6.           Exhibits and Reports on Form 8-K.......................   11

                  Signatures.............................................   12


                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 31,   December 31,
                                                         1997         1996
                                                       --------    --------
                                   ASSETS             (Unaudited)
Current assets:
   Cash and cash equivalents ..................        $  1,467    $  5,988
   Marketable securities ......................            --         1,542
   Accounts receivable (net of allowance of
      $241 for 1997 and $212 for 1996) ........           7,681       8,109
   Inventory ..................................           6,512       4,926
   Other assets ...............................             455         304
                                                       --------    --------
         Total current assets .................          16,115      20,869
Property and equipment:
   Tooling ....................................           6,412       6,057
   Equipment and fixtures .....................           7,645       6,569
                                                       --------    --------
                                                         14,057      12,626
   Less accumulated depreciation ..............           3,395       3,003
                                                       --------    --------
                                                         10,662       9,623

Deferred income taxes .........................           1,512       1,512
Patents (net of accumulated amortization) .....             745         766
Other assets ..................................             465         487
                                                       --------    --------
      Total assets ............................        $ 29,499    $ 33,257
                                                       ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................        $  5,913    $  6,483
   Accrued expenses ...........................           3,322       4,643
                                                       --------    --------
      Total current liabilities ...............           9,235      11,126

Long-term debt ................................          15,000      15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares ) 100,000,000;
         Issued and outstanding shares:
         1997 ) 4,330,538  and 1996 ) 4,325,710              43          43
   Additional paid-in capital .................          20,344      20,313
   Retained earnings (deficit) ................         (15,123)    (13,225)
                                                       --------    --------
      Total shareholders' equity ..............           5,264       7,131
                                                       --------    --------
  Total liabilities and shareholders' equity ..        $ 29,499    $ 33,257
                                                       ========    ========

                             See accompanying notes.


                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                Three months ended
                                                     March 31,
                                                     ---------

                                                    (Unaudited)
                                                1997          1996
                                             --------      --------
Net sales ..............................     $ 10,347      $  6,440
Cost of products sold ..................        6,192         3,986
                                             --------      --------
Gross profit ...........................        4,155         2,454

Operating expenses:
   Selling, general and administrative .        5,156         3,706
   Research and development ............          754           669
                                             --------      --------
                                                5,910         4,375

Loss from operations ...................       (1,755)       (1,921)

Other income (expense):
   Interest income .....................           68            12
   Interest expense ....................         (210)           (2)
   Other expenses ......................           (1)          (10)
                                             --------      --------
                                                 (143)         --
                                             --------      --------
Loss before income taxes ...............       (1,898)       (1,921)
Income tax expense .....................         --            --
                                             --------      --------
Net loss ...............................     $ (1,898)     $ (1,921)
                                             ========      ========
Net loss per share .....................     $   (.44)     $   (.45)
                                             ========      ========
Weighted average number of common shares
outstanding ............................        4,329         4,261
                                             ========      ========

                             See accompanying notes.


                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                              Three months ended
                                                                  March 31,
                                                                  ---------

                                                                 (Unaudited)
                                                              1997         1996
                                                           -------      -------
OPERATING ACTIVITIES
   Net loss ..........................................     $(1,898)     $(1,921)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization ..................         419          272
      Changes in operating assets and liabilities:
         Accounts receivable .........................         428         (375)
         Inventory ...................................      (1,586)         378
         Other assets ................................        (129)         114
         Accounts payable ............................        (570)        (878)
         Accrued expenses ............................      (1,321)          30
                                                           -------      -------
   Net cash used in operating activities .............      (4,657)      (2,380)
INVESTING ACTIVITIES
   Purchase of property and equipment ................      (1,431)        (995)
   Sale of marketable securities .....................       1,542        1,022
   Purchase of patents ...............................          (6)         (34)
                                                           -------      -------
   Net cash provided by (used in) investing activities         105           (7)

FINANCING ACTIVITIES
   Net proceeds from bank line of credit .............        --          1,060
   Issuance of common stock ..........................          31           36
                                                           -------      -------

   Net cash provided by financing activities .........          31        1,096
                                                           -------      -------
Decrease in cash and cash equivalents ................      (4,521)      (1,291)
Cash and cash equivalents at beginning of period .....       5,988        1,291
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $ 1,467      $  --
                                                           =======      =======
                             See accompanying notes.


                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
                                 March 31, 1997


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31,1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's annual report found in the 10-K.

Note B - Inventory
The components of inventory consist of the following:

                                      March 31,           December 31,
                                        1997                 1996
                                    -----------            ---------
         Raw materials               $4,042,000           $3,353,000
         Work in process                238,000               95,000
         Finished products            2,232,000            1,478,000
                                    -----------            ---------
                                     $6,512,000           $4,926,000
                                     ==========           ==========

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options, warrants and convertible are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standard Board (FASB) issued FASB statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and net loss per share as reported.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      (First Quarter Ended March 31, 1997)

RESULTS OF OPERATIONS:

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the Company's material costs, new product introductions by the Company or its competitors, and changes in general conditions in the market for household goods.

Net sales increased 61% for the quarter ended March 31, 1997, compared to the same period the prior year. The increase was led by a greater than two-fold increase in the Company's PUR Self-Monitoring Water Filters(TM) for the home market which was partially offset by a $1 million decrease in U.S. military shipments. The Company continued to expand its distribution base in the home market, including the addition of Wal-Mart as a new customer. PUR household water filters are now available in over 18,000 outlets nationwide. The Company also began shipments to French-based Groupe SEB in conjunction with the roll-out of its household water filters to the European market.

Gross margins increased to 40.2% for the first quarter, compared to 38.1% for the same period in the prior year. Gross margins increased primarily due to a higher volume of sales and production, resulting in better utilization of fixed overhead costs. This was partially offset by an increase in the percentage of lower margin pitcher sales and in OEM sales to Braun and Groupe SEB as compared to total sales.

Selling, general, and administrative expenses increased significantly for the quarter ended March 31, 1997, compared with the same period last year. This increase reflects increased sales and marketing expense related to the continued roll-out of U.S. household products. While selling expenses are expected to be above 1996 levels throughout the remainder of the year to support the continued roll-out of the household products and significant product line extensions, they are expected to decline as a percentage of sales.

Research and development expense increased to $754,000 for the three months ended March 31, 1997, compared to $669,000 for the same period the prior year, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development in 1997.

Other expense increased to $143,000 for the first quarter, compared to $0 for the same period last year, due to payments of interest on long-term debt as well as decreased interest income corresponding to decreased balances of cash, cash equivalents and marketable securities.

The Company's effective income tax rate was 0% for the three months ended March 31, 1997, and March 31, 1996. The Company has a $1,512,000 tax benefit related to losses incurred in 1995. The Company has recorded a valuation allowance for the tax benefit related to the current net operating loss.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $4,657,000 for the three months ended March 31, 1997, compared to cash used in operations of $2,380,000 for the same period in 1996. Cash was used to fund the operating loss and increase inventories.

Capital expenditures were $1,431,000 for the first quarter, compared to $995,000 for the same period last year. The capital expenditures were used primarily to purchase tooling and manufacturing equipment for both years. The Company anticipates increased expenditures in 1997 for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company had no bank debt at March 31, 1997, or December 31, 1996. The Company has obtained a $14 million discretionary credit facility consisting of a $10 million working capital line-of-credit limited to eligible receivables and inventory as well as a $4 million equipment loan which contains an eighteen month draw down period wherein only interest payments are due. Principal payments will be amortized over 42 months thereafter. The credit facility was unused at March 31, 1997. Borrowings under this agreement are limited to $10 million in 1997 by provisions in the convertible loan agreement.

Management believes that anticipated cash flows from operations as well as funds available through its bank credit agreement will provide sufficient capital resources for current operations and planned product introductions.

The Company has not paid cash dividends. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was notified January 10, 1997 of a complaint filed by Brita in the United States District Court for the Northern District of Georgia for patent infringement on its pitcher products. The complaint names Recovery Engineering and other water filtration companies as defendants. The plaintiff, Brita, is seeking injunctive relief and damages. The Company was aware of Brita's patent prior to developing its own design and is confident it does not infringe upon Brita's patent. The Company plans to defend vigorously its right to market and sell these products.

         The Company was notified April 14, 1997 of a complaint filed by UltraPure Systems, Inc., a subsidiary of Culligan Water Technologies, Inc., in the United States District Court for the District of Minnesota for patent infringement on its faucet mount products. The complaint names Recovery Engineering as the defendant. The plaintiff, UltraPure Systems, Inc., is seeking injunctive relief and damages. The Company is confident it does not infringe upon UltraPure's patent. The Company plans to defend vigorously its right to market and sell these products.

         The Company from time to time is involved in various other legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.

Item 2.  Changes in securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 24, 1997. The following matters were submitted to a vote of the shareholders at the Annual Meeting:

         Election of Directors. The following persons were elected to serve as directors, for a term of one year:

           John E. Gherty          Brian F. Sullivan   William D. Thompson
           William F. Wanner, Jr.  Ronald W. Weber     Richard J. Zeckhauser
           Sanjay H. Patel

         Approval of Amendment to 1994 Stock Option and Incentive Plan

         3,237,880 votes FOR, 342,124 votes AGAINST, and 10,121 votes ABSTAINED, and 95,919 shares held by brokers were not voted on the resolution)

         Ratification of Appointment of Ernst & Young, LLP as Independent Auditors.

         (3,669,845 votes FOR, 8,500 votes AGAINST, and 7,699 votes ABSTAINED)

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Not applicable

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Recovery Engineering, Inc.
                                  ----------------------------------------------
                                  (Registrant)




Dated:  May 13, 1997.              /s/ Brian F. Sullivan
                                  ----------------------------------------------
                                  Brian F. Sullivan
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)




Dated:  May 13, 1997.              /s/ Charles F. Karpinske
                                  ----------------------------------------------
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)