Form 10-Q
period 1997-06-30
RECOVERY ENGINEERING INC
filed 1997-08-14
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997                Commission File Number 0-21232

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value -- 4,538,471 shares as of July 31, 1997

                           RECOVERY ENGINEERING, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                               Page No.
                                                                        --------

Item 1.    Financial Statements (Unaudited):

           Balance Sheets
           June 30, 1997 and December 31, 1996.......................       3

           Statements of Operations
           Three and six month periods ended June 30, 1997 and 1996 .       4

           Statements of Cash Flows
           Six months ended June 30, 1997 and 1996...................       5

           Notes to Financial Statements.............................       6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............       8


           PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ......      10

Item 6.    Exhibits and Reports on Form 8-K..........................      10

           Signatures................................................      11

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                        June 30,   December 31,
                                                                          1997        1996
                                                                        --------    --------
                                   ASSETS                              (Unaudited)
Current assets:
   Cash and cash equivalents ........................................   $   --      $  5,988
   Marketable securities ............................................       --         1,542
   Accounts receivable (net of allowance of
   $268 for 1997 and $212 for 1996) .................................     11,924       8,109
   Inventory ........................................................      8,395       4,926
   Other current assets .............................................        450         304
                                                                        --------    --------
      Total Current Assets ..........................................     20,769      20,869
Property and equipment:
   Tooling ..........................................................      7,566       6,057
   Equipment and fixtures ...........................................      7,484       6,569
                                                                        --------    --------
                                                                          15,050      12,626
   Less accumulated depreciation ....................................      3,810       3,003
                                                                        --------    --------
                                                                          11,240       9,623

Deferred income taxes ...............................................      1,512       1,512
Patents (net of accumulated amortization) ...........................        748         766
Other assets ........................................................        443         487
                                                                        --------    --------
      Total assets ..................................................   $ 34,712    $ 33,257
                                                                        ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank line of credit ..............................................   $  3,788    $   --
   Accounts payable .................................................      5,345       6,483
   Accrued expenses .................................................      6,279       4,643
                                                                        --------    --------
      Total current liabilities .....................................     15,412      11,126

Long-term debt ......................................................     15,000      15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000 Issued and outstanding shares:
      1997 - 4,536,000 and 1996 - 4,326,000 .........................         45          43
   Additional paid-in capital .......................................     20,870      20,313
   Retained earnings (deficit) ......................................    (16,615)    (13,225)
                                                                        --------    --------
      Total shareholders' equity ....................................      4,300       7,131
                                                                        --------    --------
   Total liabilities and shareholders' equity .......................   $ 34,712    $ 33,257
                                                                        ========    ========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

              (Unaudited - in thousands, except per share amounts)

                                       Three months ended        Six months ended
                                             June 30,               June 30,
                                      --------------------    --------------------
                                        1997        1996        1997        1996
                                      --------    --------    --------    --------
Net sales .........................   $ 15,462    $  6,598    $ 25,809    $ 13,038
Cost of products sold .............      8,461       4,076      14,653       8,062
                                      --------    --------    --------    --------
Gross profit ......................      7,001       2,522      11,156       4,976

Operating expenses:
Selling, general and administrative      7,457       3,810      12,613       7,516
Research and development ..........        704         402       1,458       1,071
                                      --------    --------    --------    --------
                                         8,161       4,212      14,071       8,587
                                      --------    --------    --------    --------

Loss from operations ..............     (1,160)     (1,690)     (2,915)     (3,611)

Other income (expense):
Interest income ...................       --             2          68          14
Interest expense ..................       (323)        (38)       (533)        (40)
Other income (expense) ............         (9)          4         (10)         (6)
                                      --------    --------    --------    --------
                                          (332)        (32)       (475)        (32)
                                      --------    --------    --------    --------

Loss before income taxes ..........     (1,492)     (1,722)     (3,390)     (3,643)
Income tax benefit ................       --          --          --          --
                                      --------    --------    --------    --------
Net loss ..........................   $ (1,492)   $ (1,722)   $ (3,390)   $ (3,643)
                                      ========    ========    ========    ========

Net loss per share ................   $   (.33)   $   (.40)   $   (.77)   $   (.85)
                                      ========    ========    ========    ========

Weighted average number of
common shares outstanding .........      4,465       4,319       4,412       4,290
                                      ========    ========    ========    ========




                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                      Six months ended
                                                           June 30
                                                     -------------------
                                                       1997        1996
                                                     -------     -------
Operating activities
     Net loss ...................................    $(3,390)    $(3,643)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
     Depreciation and amortization ..............        864         635
     Changes in operating assets and liabilities:
       Accounts receivable ......................     (3,815)     (1,066)
       Inventory ................................     (3,469)        391
       Other assets .............................       (102)        992
       Accounts payable .........................     (1,138)       (295)
       Accrued expenses .........................      1,636         294
                                                     -------     -------
Net cash used in operating activities ...........     (9,414)     (2,692)

Investing activities
     Purchase of property and equipment .........     (2,424)     (2,191)
     Sale of marketable securities ..............      1,542       1,022
     Purchase of patents ........................        (39)        (71)
                                                     -------     -------

     Net cash used in investing activities ......       (921)     (1,240)

Financing activities
     Net proceeds from bank line of credit ......      3,788       2,560
     Issuance of common stock ...................        559          81
                                                     -------     -------
     Net cash provided by financing activities ..      4,347       2,641
                                                     -------     -------

Decrease in cash and cash equivalents ...........     (5,988)     (1,291)

Cash and cash equivalents at beginning of period       5,988       1,291
                                                     -------     -------

Cash and cash equivalents at end of period ......    $  --       $  --
                                                     =======     =======


                            See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
                                  June 30, 1997

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's latest annual report on Form 10-K.

Note B -- Inventory

The components of inventory consist of the following:

                                   June 30,         December 31,
                                      1997              1996

         Raw materials            $5,602,000        $3,353,000
         Work in process             254,000            95,000
         Finished products         2,539,000         1,478,000
                                 -----------         ---------
                                  $8,395,000        $4,926,000
                                  ==========        ==========

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standard Board (FASB) issued FASB statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter and six months ended June 30, 1997, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Three and Six Month Periods ended June 30, 1997)

RESULTS OF OPERATIONS:

This report, along with quarterly press releases and discussions with shareholders and analysts, contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the Company's material costs, new product introductions by the Company or its competitors, and changes in general conditions in the market for household goods.

Net sales increased 134% and 98% for the three and six months ended June 30, 1997, respectively, compared to the same periods the prior year. The increase was due to a greater than three-fold increase of the Company's PUR Self-Monitoring Water Filters(TM) for the second quarter, and a greater than two-fold increase for the six months ended June 30, 1997. The Company also reported strong sales in the outdoor systems market. The increase in the household market is primarily the result of increased sell-through at retail as well as continued expansion of the Company's distribution base. During the six months ended June 30, 1997, the Company also began shipments to French-based Groupe SEB in conjunction with the roll-out of its household water filters to the European market. The Company's distribution base has continued to increase in the third quarter. Retailers such as Wal-Mart are including up to four additional water filters, while Menards, the country's third largest home center chain, will carry all five of the Company's household products. Initial shipments related to product rollouts at Wal-Mart and Menards began in July. PUR household water filters are now available at over 20,000 retail outlets nationwide.

Gross margins increased to 45.3% and 43.2% for the second quarter and six months ended June 30, 1997, respectively, compared to 38.2% for the same periods in the prior year. Gross margins were significantly influenced by sales volumes increasing at a much higher level than production costs, higher sales mix of replacement filters, and an increase in outdoor system margins.

Selling, general, and administrative expenses increased significantly for the quarter and six months ended June 30, 1997, compared with the same periods last year. This increase reflects increased sales and marketing expense related to the continued roll-out of the household drinking water system products in the U.S. While selling expenses are expected to be above 1996 levels throughout the remainder of the year to support the continued roll-out of the household drinking water systems and product line extensions, they are expected to decline as a percentage of sales.

Research and development expense increased to $704,000 and $1,458,000 for the three months and six months ended June 30, 1997, compared to $402,000 and $1,071,000 for the same periods last year, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development in 1997.

Other expenses increased to $332,000 for the three months and $475,000 for the six months ended June 30, 1997, compared to $32,000 for both the three and six months ended June 30, 1996. The increase is due to payments of interest on long-term debt and the Company's line of credit as well as decreased interest income corresponding to decreased balances of cash, cash equivalents and marketable securities.

The Company's effective income tax rate was 0% for the three and six months ended June 30, 1997, as well as the 0% for the same periods last year. The Company has a $1,512,000 tax benefit related to losses incurred in 1995. The Company has recorded a valuation allowance for the tax benefit related to the current net operating loss.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $9,414,000 for the six months ended June 30, 1997, compared to cash used in operations of $2,692,000 for the same period in 1996. Cash was used to fund the operating loss and increase the level of inventories and receivables.

Capital expenditures were $2,424,000 for the six months ended June 30, 1997, compared to $2,191,000 for the same period last year. The capital expenditures were used primarily to purchase tooling and manufacturing equipment for both years. The Company anticipates increased expenditures in 1997 for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company has $3,788,000 of bank debt at June 30, 1997, as compared to $0 at December 31, 1996. The borrowings were made under a $14 million discretionary credit facility consisting of a $10 million working capital line-of-credit limited to eligible receivables and inventory as well as a $4 million equipment loan which contains an eighteen month draw down period wherein only interest payments are due. Principle payments on the equipment loan will be amortized over 42 months thereafter. Borrowings under this agreement are limited to $10 million in 1997.

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

         Not applicable

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

         Approval of Amendment to 1994 Stock Option and Incentive Plan (3,237,880 votes FOR, 342,124 votes AGAINST, and 10,121 votes ABSTAINED, and 95,919 shares held by brokers were not voted on the resolution)

         Ratification of Appointment of Ernst & Young, LLP as Independent Auditors. (3,669,845 votes FOR, 8,500 votes AGAINST, and 7,699 votes ABSTAINED)

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                See Exhibit Index on page following signatures

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Recovery Engineering, Inc.
                                 (Registrant)

Dated:  August 13, 1997.         /s/ Brian F. Sullivan
                                 ----------------------
                                 Brian F. Sullivan
                                 President, Chief Executive Officer
                                 and Director
                                 (principal executive officer)




Dated:  August 13, 1997.         /s/ Charles F. Karpinske
                                 -------------------------
                                 Charles F. Karpinske
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For the quarter ended                               Commission File No.: 0-21232
June 30, 1997

                  -------------------------------------------
                           RECOVERY ENGINEERING, INC.
                  -------------------------------------------



                                                             Page Number in
                                                             Sequential
                                                             Numbering of
                                                             All Pages
Exhibit                                                      Including Exhibits
-------                                                      ------------------
  99.1            Financing Agreement                                13

  99.2            Executive Severance Pay Agreement,                 30
                  dated March 24, 1997 between the
                  Company and Charles F. Karpinske