Form 10-Q
period 1997-09-30
RECOVERY ENGINEERING INC
filed 1997-11-13
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997           Commission File Number 0-21232
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value - 4,545,750 shares as of October 31, 1997

                   RECOVERY ENGINEERING, INC.

                              INDEX


          PART I.  FINANCIAL INFORMATION                                Page No.
                                                                        --------

Item 1.   Financial Statements (Unaudited):

          Balance Sheets
          September 30, 1997 and December 31, 1996..........................  3

          Statements of Operations
          Three and nine month periods ended September 30, 1997 and 1996....  4

          Statements of Cash Flows
          Nine months ended September 30, 1997 and 1996.....................  5

          Notes to Financial Statements.....................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  8


          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................. 10

          Signatures........................................................ 11

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                   September 30,    December 31,
                                                       1997             1996
                                                     --------         --------
                                   ASSETS          (Unaudited)
Current assets:
   Cash and cash equivalents ................        $    128         $  5,988
   Marketable securities ....................            --              1,542
   Accounts receivable (net of allowance of
   $232 for 1997 and $212 for 1996) .........          17,037            8,109
   Inventory ................................           8,213            4,926
   Other current assets .....................             372              304
                                                     --------         --------
      Total Current Assets ..................          25,750           20,869
Property and equipment:
   Tooling ..................................           9,311            6,057
   Equipment and fixtures ...................           7,620            6,569
                                                     --------         --------
                                                       16,931           12,626
   Less accumulated depreciation ............           4,380            3,003
                                                     --------         --------
                                                       12,551            9,623

Deferred income taxes .......................           1,512            1,512
Patents (net of accumulated amortization) ...             757              766
Other assets ................................             420              487
                                                     --------         --------
      Total assets ..........................        $ 40,990         $ 33,257
                                                     ========         ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ......................        $  8,182         $   --
   Accounts payable .........................           5,623            6,483
   Accrued expenses .........................           8,231            4,643
                                                     --------         --------
      Total current liabilities .............          22,036           11,126

Long-term debt ..............................          15,000           15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares:
      1997 - 4,544,000 and 1996 - 4,326,000 .              45               43
   Additional paid-in capital ...............          20,972           20,313
   Retained earnings (deficit) ..............         (17,063)         (13,225)
                                                     --------         --------
      Total shareholders' equity ............           3,954            7,131
                                                     --------         --------
   Total liabilities and shareholders' equity        $ 40,990         $ 33,257
                                                     ========         ========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)


                                         Three months ended             Nine months ended
                                            September 30,                September 30,
                                        ----------------------      ----------------------
                                          1997          1996          1997          1996
                                        --------      --------      --------      --------
Net sales .........................     $ 22,371      $ 11,001      $ 48,180      $ 24,039
Cost of products sold .............       11,790         6,762        26,443        14,824
                                        --------      --------      --------      --------
Gross profit ......................       10,581         4,239        21,737         9,215

Operating expenses:
Selling, general and administrative        9,777         6,596        22,390        14,112
Research and development ..........          797           469         2,255         1,540
                                        --------      --------      --------      --------
                                          10,574         7,065        24,645        15,652
                                        --------      --------      --------      --------

Income (loss) from operations .....            7        (2,826)       (2,908)       (6,437)

Other income (expense):
Interest income ...................         --             102            68           116
Interest expense ..................         (455)         (196)         (988)         (236)
Other income (expense) ............         --               4           (10)           (2)
                                        --------      --------      --------      --------
                                            (455)          (90)         (930)         (122)
                                        --------      --------      --------      --------

Loss before income taxes ..........         (448)       (2,916)       (3,838)       (6,559)
Income tax benefit ................         --            --            --            --
                                        --------      --------      --------      --------
Net loss ..........................     $   (448)     $ (2,916)     $ (3,838)     $ (6,559)
                                        ========      ========      ========      ========

Net loss per share ................     $   (.10)     $   (.67)     $   (.87)     $  (1.52)
                                        ========      ========      ========      ========

Weighted average number of
common shares outstanding .........        4,540         4,323         4,434         4,301
                                        ========      ========      ========      ========



                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)


                                                         Nine months ended
                                                           September 30
                                                      ----------------------
                                                        1997           1996
                                                      --------      --------
Operating activities
     Net loss ...................................     $ (3,838)     $ (6,559)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
     Depreciation and amortization ..............        1,461         1,034
     Provision for losses on accounts receivable          --             187
     Changes in operating assets and liabilities:
       Accounts receivable ......................       (8,928)       (4,265)
       Inventory ................................       (3,287)          829
       Refundable income taxes ..................         --           1,177
       Other assets .............................         --            (305)
       Accounts payable .........................         (860)          770
       Accrued expenses ..........................        3,588         3,204
                                                      --------      --------
     Net cash used in operating activities ......      (11,864)       (3,928)

Investing activities
     Purchase of property and equipment .........       (4,305)       (3,101)
     Sale of marketable securities ..............        1,542         1,022
     Purchase of patents ........................          (76)         (108)
                                                      --------      --------

     Net cash used in investing activities ......       (2,839)       (2,187)

Financing activities
     Net proceeds from long-term debt ...........         --          15,000
     Net proceeds from bank line of credit ......        8,182          --
     Issuance of common stock ...................          661           188
                                                      --------      --------

     Net cash provided by financing activities ..        8,843        15,188
                                                      --------      --------

Increase (decrease) in cash and cash equivalents        (5,860)        9,073

Cash and cash equivalents at beginning of period         5,988         1,291
                                                      --------      --------

Cash and cash equivalents at end of period ......     $    128      $ 10,364
                                                      ========      ========


                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 1997


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 incorporated by reference in the Company's latest annual report on Form 10-K.

Note B - Inventory
The components of inventory consist of the following:

                                             September 30,          December 31,

                                                 1997                   1996
                                              ----------              ---------
         Raw materials                        $5,653,000             $3,353,000
         Work in process                         175,000                 95,000
         Finished products                     2,385,000              1,478,000
                                              ----------              ---------
                                              $8,213,000             $4,926,000
                                              ==========             ==========

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standard Board (FASB) issued FASB statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter and nine months ended September 30, 1997, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (Three and Nine Month Periods ended September 30, 1997)

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

Net sales increased 103% and 100% for the three and nine months ended September 30, 1997, respectively, compared to the same periods the prior year. The increase was due to a 246% increase of the Company's PUR Self-Monitoring
Water Filters(R) for the third quarter, and a 210% increase for the nine months ended September 30, 1997. The Company also reported strong sales in the outdoor systems market. The increase in the household market is primarily the result of increased sell-through at retail as well as continued expansion of the Company's distribution base. In addition to the previously announced expansion of product offerings at Wal-Mart stores and the addition of Menards, the Company further expanded its distribution base during the quarter by adding Sam's Club and expanding its product offerings at K-Mart and Lowe's. With an expansion of product offerings at Sears in the fourth quarter, the four largest mass merchants will now all carry a full line of PUR's household products.
PUR household water filters are now available at over 23,000 retail outlets nationwide.

Gross margins increased to 47.3% and 45.1% for the third quarter and nine months ended September 30, 1997, respectively, compared to 38.5% and 38.3% for the same periods in the prior year. Gross margins were significantly influenced by sales volumes increasing at a much higher level than production costs, a higher mix of household products, which carry a higher margin than the Company's other products, as well as an increasing mix of replacement filters within the household category.

Selling, general, and administrative expenses, while declining as a percentage of sales, increased for the quarter and nine months ended September 30, 1997, compared with the same periods last year. This increase reflects increased sales and marketing expense related to the continued roll-out of the household drinking water system products in the U.S. While selling expenses are expected to be above 1996 levels throughout the remainder of the year to support the continued roll-out of the household drinking water systems and product line extensions, they are expected to decline as a percentage of sales.

Research and development expense increased to $797,000 and $2,255,000 for the three months and nine months ended September 30, 1997, compared to $469,000 and $1,540,000 for the same periods last year, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development.

Other expenses increased to $455,000 and $930,000 for the three and nine months ended September 30, 1997, compared to $90,000 and $122,000 for the same periods ended September 30, 1996. The increase is due to payments of interest on long-term debt and the Company's line of credit as well as decreased interest income corresponding to decreased balances of cash, cash equivalents and marketable securities.

The Company's effective income tax rate was 0% for the three and nine months ended September 30, 1997, as well as 0% for the same periods last year. The Company has a $1,512,000 tax benefit related to losses incurred in 1995. The Company has recorded a valuation allowance for the tax benefit related to the net operating loss in 1996 and the current year.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $11,864,000 for the nine months ended September 30, 1997, compared to cash used in operations of $3,928,000 for the same period in 1996. Cash was used to fund the operating loss and increase the level of inventories and receivables.

Capital expenditures were $4,305,000 for the nine months ended September 30, 1997, compared to $3,101,000 for the same period last year. The capital expenditures were used primarily to purchase tooling and manufacturing equipment for both years. The Company anticipates increased expenditures for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company had $8,182,000 of bank debt at September 30, 1997, as compared to $0 at December 31, 1996. The borrowings were made under a $14 million discretionary credit facility consisting of a $10 million working capital line-of-credit limited to eligible receivables and inventory as well as a $4 million equipment loan which contains an eighteen month draw down period wherein only interest payments are due. Principle payments on the equipment loan will be amortized over 42 months thereafter. Borrowings under this agreement are limited to $10 million in 1997 and $12.5 million in 1998 by provisions in the Company's convertible loan agreement. The Company received a waiver allowing it to make full use of the $14 million credit facility for the remainder of 1997.

Management believes that anticipated cash flows from operations as well as funds available through its bank credit agreement will provide sufficient capital resources for current operations and planned product introductions.

The Company has not paid cash dividends. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable

Item 2.           Changes in securities
                  ---------------------

                  Not applicable

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable

Item 5.           Other Information
                  -----------------

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits
                           --------

                           Exh. 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------

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



                                  Recovery Engineering, Inc.
                                  ----------------------------------------------
                                  (Registrant)




Dated:  November 12, 1997.        /s/Brian F. Sullivan
                                  ----------------------------------------------
                                  Brian F. Sullivan
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)




Dated:  November 12, 1997.        /s/Charles F. Karpinske
                                  ----------------------------------------------
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)