Form 10-K
period 1997-12-31
RECOVERY ENGINEERING INC
filed 1998-02-24
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21232

                           RECOVERY ENGINEERING, INC.
                 (Name of small business issuer in its charter)

          MINNESOTA                                      41-1557115
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  9300 NORTH 75TH AVENUE, MINNEAPOLIS, MN 55428
                    (Address of principal executive offices)

Registrant's telephone number:   (612) 315-5500

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, $.01
                                                                  PAR VALUE
                                                              (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1998, based on the closing sale price of the Common Stock on such date as reported on the Nasdaq National Market, was $94,621,000.

On February 20, 1998, the Company had outstanding 4,552,994 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   BUSINESS.............................................................1
          General..............................................................1
          Industry Overview....................................................1
          Business Strategy....................................................3
          Products.............................................................4
          Marketing and Distribution...........................................8
          Research and Development.............................................9
          Manufacturing........................................................9
          Patents.............................................................10
          Competition.........................................................10
          Government Regulation...............................................10
          Employees...........................................................11
ITEM 2.   PROPERTIES..........................................................11
ITEM 3.   LEGAL PROCEEDINGS...................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11

                                   PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............12
ITEM 6.   SELECTED FINANCIAL DATA.............................................13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS....................................20
ITEM 11.  EXECUTIVE COMPENSATION..............................................22
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................................................26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....29

          SIGNATURES..........................................................31

          INDEX TO FINANCIAL STATEMENTS......................................F-1

                                     PART I

ITEM 1.  BUSINESS


GENERAL

     Recovery Engineering, Inc. (the "Company") designs, manufactures and markets proprietary small-scale drinking water systems under the PUR(R) brand name for the household, recreational and military markets. These products include a line of self-monitoring water filters for household use, a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use. PUR household water filters, which accounted for more than 80% of the Company's net sales in 1997, are offered in a variety of configurations, including pitchers and dispensers which are filled from the tap ("pour-through" systems) and faucet-mounted, countertop and under-sink filter systems which are connected to the water lines ("in-line" systems). Each PUR household water filter system incorporates a replaceable filtration cartridge.

     The Company's objective is to establish and maintain PUR as the leading brand of consumer drinking water treatment equipment, using proprietary technology, superior design and extensive advertising and promotional programs to obtain a leading position in each market segment it enters. The Company launched its first PUR water filters for the household market in late 1994, with the intent of establishing a large installed base of PUR water filter systems to support recurring sales of replacement filter cartridges. To date, the Company has sold more than 2.5 million household water filter systems and has obtained a significant share of this market. According to survey information from Intelect, a third party market research firm, PUR is the number one brand of in-line water filters and the second leading brand of all household water filters sold in the United States. PUR household products currently are distributed through approximately 26,000 retail outlets in the United States and Canada, compared with approximately 15,000 retail outlets at the end of 1996. Major customers include Wal-Mart, Sears, Target, Costco, Kmart, Macy's and Walgreens.

     Since its formation in 1986, the Company has utilized its mechanical and chemical engineering expertise to develop new water filtration and purification products with superior performance characteristics to meet the identified needs of consumers. PUR reverse osmosis desalinators, introduced in 1988, include hand-operated models for life rafts which it believes are the only such products available in the world, and motor-driven models powered by a 12-volt DC motor. PUR portable systems drinking water products, launched in 1991, incorporate the Company's proprietary Tritek(R) disinfection technology which eliminates microorganisms from water in seconds, making it possible for individuals to produce safe drinking water when traveling, backpacking or on wilderness trips. The Company has established a leading position in each of these markets.

     In 1994, the Company introduced a faucet-mounted water filter, the first PUR product for the rapidly growing household water filter market. Since then, the Company has expanded its household product lines to include a broad range of products at a variety of price points. The Company's household water filters use advanced filtration technologies to reduce a wide range of contaminants, such as microbiological cysts, lead, pesticides, volatile organic compounds ("VOCs") and other impurities, while improving water taste and odor. The Company currently offers eight different types of pour-through and in-line water filters, as well as replacement filter cartridges for such products. All PUR household products incorporate the Company's proprietary technology, known as ASM(R) (Automatic Safety Monitor(TM)), which measures the filter's usage and indicates its remaining capacity. The Company believes that this visible indication of when to replace the filter cartridge encourages consumers to purchase replacement cartridges more frequently than they otherwise would. The Company anticipates that the installed base of PUR water filter systems will continue to grow, further promoting the sale of replacement filter cartridges, which on average carry a higher margin than the Company's other products. Sales of replacement filter cartridges are expected to comprise an increasing portion of the market for household water filter products and provide a source of recurring revenues.

INDUSTRY OVERVIEW

     During the last half of this century, reliable drinking water has largely been taken for granted in the United States and other industrialized countries. However, lead and other impurities can make water potentially unsafe or unpleasant in taste and odor. In addition, much of the populated world, including parts of Asia, Africa and Latin America, does not have adequate sewage or water treatment facilities, leaving tap water unfit for human consumption.

     HOUSEHOLD MARKET

     The United States Environmental Protection Agency ("EPA") and other organizations have identified a number of harmful contaminants that many municipal water authorities do not remove from drinking water or that enter the water supply after it has left the municipal water treatment facility.

   * In 1993, the EPA identified microbiological cysts, in particular CRYPTOSPORIDIUM, as contaminants likely to be found in over 55% of the nation's surface waters and 17% of the nation's municipal water supplies. There have been numerous instances of water-borne illness resulting from such contaminants. For example, approximately 400,000 people became ill in 1993 by an outbreak of CRYPTOSPORIDIA in the municipal water supply for Milwaukee, Wisconsin, despite the fact that water from the Milwaukee water-treatment plants met all existing state and federal quality standards.

   * In 1994, the EPA reported on the effect of chlorine byproducts, such as trihalomethane, in drinking water supplies. The presence of trihalomethanes in drinking water is considered by the EPA to be a cancer risk. In 1998, the California Department of Health Services released a study which found that women who had a high exposure to trihalomethanes from water consumption were more likely to have miscarriages.

   * In 1993, CONSUMER REPORTS published a report on tests it conducted for lead in household drinking water that found unacceptable lead contamination, based on EPA standards, in Chicago, Boston, New York, Washington, D.C. and San Francisco. Lead consumption is regarded as a significant health hazard, particularly for children.

   * In 1997, a study conducted by the Environmental Working Group found that certain pesticides and herbicides have leached into underground aquifers in areas with concentrated agricultural activities. The Environmental Working Group reported that tap water testing in 1996 by authorities in midwestern states found that 104 communities, with a total population of
      3.3 million, were provided tap water contaminated with five or more cancer causing weed killers.

     A new contaminant selection regulation under the Safe Drinking Water Act requires the EPA to publish a list of contaminants that may be found in water supplies and to consider the need for regulations addressing such contaminants. The EPA will require all municipalities to notify their customers once a year whether any contaminants are found in levels higher than the acceptable limits identified by the EPA. The Company believes that this requirement will promote public awareness that water supplies may contain health contaminants that municipalities are currently unable to remove and that water treatment in the home at the point-of-use is an increasingly important option for homeowners.

     The Company believes that increasing awareness and concern about water quality has contributed significantly to a steady increase in the size of the market in the United States for household tap water substitutes (primarily bottled water) and drinking water equipment. The United States market for bottled water is currently estimated to be over $3.0 billion annually, with approximately 35% of United States households purchasing bottled water in individual or bulk containers. However, bottled water is less convenient and over time is more costly per gallon than water from a point-of-use treatment system. The Company estimates that the overall annual market for household drinking water systems, services and supplies (such as water filters, water softeners and whole house systems) is approximately $1.5 billion, with the Company's current segments of this overall market representing approximately $400 million. Despite heightened awareness of water quality and safety issues, the domestic market penetration of household drinking water treatment systems is estimated by the Company to be less than 25% of United States households.

     OUTDOOR MARKETS

     The outdoor market consists of reverse osmosis desalinators for offshore marine and military applications, as well as portable water treatment systems for recreational outdoor use. The Company estimates that the annual U.S. market for such outdoor systems is approximately $30 million. The reverse osmosis desalinator segment includes large motorized systems for use aboard larger vessels, as well as smaller systems which are hand-operated or powered by 12-volt DC motors for use aboard life rafts or as a back-up system on a boat or ship. The recreational segment includes a variety of portable, hand-operated water purifiers and microfilters which eliminate harmful microorganisms from outdoor or other questionable water sources, such as tap water in developing countries. These products are typically used by outdoor enthusiasts and international travelers.

BUSINESS STRATEGY

     The Company's objective is to establish and maintain PUR as the leading brand of consumer drinking water treatment equipment and attain a leading position in each of the market segments it enters. The Company's key strategies to accomplish this objective are:

   * DEVELOP PROPRIETARY TECHNOLOGY TO ADDRESS CONSUMER CONCERNS. The Company's research and development efforts are focused on creating innovative and technologically superior products that provide performance characteristics exceeding those of competing products. Consumer research conducted by the Company in 1993 and 1996 revealed that the performance of water filters from other manufacturers failed to meet consumers' expectations because
      (i) consumers were uncertain whether a filter had reached the end of its useful life and (ii) such filters treated primarily the aesthetic properties of drinking water and generally did not remove contaminants related to health concerns. In response to these findings, the Company developed the ASM monitoring technology and higher performance filters such as the PUR ULTIMATE faucet-mounted filter and the PUR PLUS pour-through pitcher and dispenser which were introduced in January 1998. The Company believes that its research and development team gives it a significant competitive advantage over others engaged in the design and manufacture of consumer water filtration and purification equipment.

   * OFFER A BROAD LINE OF SUPERIOR PRODUCTS WHICH CATER TO A WIDE CONSUMER SEGMENT. The Company has established a leading position in its consumer drinking water treatment categories by developing a broad range of products with superior performance characteristics at a number of retail price points. The Company's products are offered in a variety of configurations with varying performance characteristics.

   * ESTABLISH A BROAD DISTRIBUTION NETWORK. The Company's entry into the household water filter market in 1994 required it to establish new distribution channels for its products. Since then, the Company has expanded its distribution network aggressively. The Company's broad product line and range of price points and its ability to provide retailers with differentiated product configurations has enabled PUR products to be sold by a wide variety of retailers including department stores, mass merchants, drug stores, grocery stores, hardware stores and warehouse clubs. PUR household products are currently sold throughout the United States and Canada through approximately 26,000 retail outlets, a significant increase from approximately 15,000 retail outlets at the end of 1996. The Company continues to seek additional retail outlets and distribution channels for its household products. The Company also distributes its household products to international markets through Groupe-SEB, one of the world's leading suppliers of small household appliances whose products are distributed in over 80 countries under the brand names Rowenta and T-Fal.

   * PROMOTE BRAND AWARENESS THROUGH EFFECTIVE MARKETING. The Company entered the growing household water filter market with the belief that it could capture a significant share of the market by quickly establishing its PUR brand. The Company therefore invested and continues to invest significant resources in advertising and promotional activities to increase awareness of its products and build the PUR brand name. These activities include providing its retailers with point-of-sale displays, cooperative advertising programs, product flyers and in-store product demonstrations. The Company also utilizes television commercials and infomercials which air on a variety of national cable channels and local broadcast stations, as well as print and radio advertisements. These efforts have enabled the Company to establish PUR products as the number one brand of in-line water filters and the number two brand of all household water filters sold in the United States.

   * GENERATE RECURRING SALES OF REPLACEMENT FILTER CARTRIDGES. The Company has pursued a strategy of building brand name recognition for PUR products and developing an installed base of its products to promote recurring sales of replacement cartridges. The Company anticipates that, as the installed base of PUR water filter systems grows, an increasing portion of its net sales will be derived from recurring sales of replacement cartridges, which on average carry a higher margin than the Company's other products. All PUR household products incorporate the Company's proprietary ASM technology which measures the filter's usage and indicates its remaining capacity. The Company believes that this visible indication of when to replace the filter cartridge encourages consumers to purchase replacement filters more frequently than they otherwise would.

   * DEVELOP LOW-COST, HIGH-VOLUME FLEXIBLE MANUFACTURING PROCESSES. The Company has invested heavily in automating the manufacturing and assembly processes for its household water filters, including the development of several proprietary, automated processes for manufacturing filter elements used in certain of its products. These automated processes have enabled the Company to improve its manufacturing efficiencies while enhancing its ability to provide high volumes of differentiated products to respond to retailers' needs. Many of these processes were implemented in 1997 and have contributed to improved margins. The Company intends to continue implementing processes to reduce the cost of manufacturing it products.

PRODUCTS

     Since its formation in 1986, the Company has utilized its mechanical and chemical engineering expertise to develop new water filtration and purification products with superior performance characteristics to address the identified concerns of consumers. The Company believes it is a leader in introducing new technology to the markets its serves.

   * In 1988, the Company introduced the world's first hand-operated reverse osmosis desalinator.

   * In 1991, the Company launched its line of PUR portable systems employing the Company's proprietary Tritek(R) disinfection technology which enables the elimination of microorganisms from water.

   * In 1994, the Company introduced the first faucet-mounted water filter capable of removing CRYPTOSPORIDIUM and GIARDIA LAMBLIA.

   * In 1994, the Company introduced the first faucet-mounted water filter with a device that automatically monitors the useful life of the filter cartridge.

   * In 1996, the Company introduced the first gravity-fed, pour-through pitcher with an automatic monitoring device.

   * In 1997, the Company introduced the first faucet-mounted water filter to remove mercury, particulates, atrazine and lindane.

   * In 1998, the Company introduced two new pour-through systems, the PUR PLUS pitcher and the PUR PLUS dispenser, the first gravity-fed water filter systems capable of removing microorganisms as small as CRYPTOSPORIDIUM and GIARDIA LAMBLIA.

   * In 1998, the Company introduced the PUR ULTIMATE faucet-mounted filter, the first faucet-mounted system to remove VOCs, including trihalomethanes, which have been linked to cancer.

     The Company believes its track record of introducing leading edge technology to the marketplace ahead of its competitors has enabled it to attain the number one market share in the outdoor product and reverse osmosis market segments in which it competes, as well as the number one market share in in-line household water filter systems.

     HOUSEHOLD WATER FILTERS

     The Company believes it offers the broadest line of household water filters widely available at retail. PUR household water filters are offered in a variety of configurations, including pour-through pitchers and dispensers and in-line faucet-mounted, countertop and under-sink filters. Each PUR household water filter system incorporates a replaceable filter cartridge. Within each configuration, the Company offers different levels of contaminant reduction capabilities and a range of price points. In addition, the Company's flexible manufacturing processes allow it to make minor modifications to its products to meet the preferences of retailers.

     All PUR household water filters incorporate the Company's ASM technology which measures the filter's usage and indicates its remaining capacity, enabling consumers to anticipate the need to purchase a replacement filter cartridge. The PUR in-line products also include a feature that automatically shuts off the water flow when the filter cartridge needs changing. Replacement filter cartridges are sold at suggested retail prices ranging from $7.99 to $29.99 which allow consumers to obtain filtered water at a small fraction of the cost of bottled water.

     PUR faucet-mounted water filters, introduced to the market in 1994, were the first household water filters offered by the Company. These compact units are approximately five inches high and incorporate a proprietary carbon block filter developed by the Company. The filter cartridges for these units have a useful life of about two to three months based on the Company's surveys of consumer usage. The Company introduced its PUR countertop water filter systems in 1996 and its PUR under-sink water filter system in 1997, with filter cartridges having a useful life of four to six months. Each of these products is approximately nine inches high and offers greater contaminant reduction and longer filter life than the faucet-mounted units. The filter cartridge for the countertop and under-sink units employ the same proprietary carbon block technology as the faucet-mounted units. The Company estimates, based on survey information from Intelect, that its line of faucet-mounted PUR water filters accounted for approximately 75% of all household faucet-mounted water filtration sales in the United States in 1997.

     The initial PUR pour-through product, introduced to the market in January 1996, is a water pitcher which holds approximately a half-gallon of filtered water. In 1998, the Company introduced its PUR PLUS pitcher and PUR PLUS dispenser, which are the only gravity-fed water filters capable of filtering microorganisms as small as CRYPTOSPORIDIUM and GIARDIA LAMBLIA. The Company expects to begin shipping the PUR PLUS pour-through products to retailers toward the end of the first quarter of 1998. The PUR pour-through products incorporate a proprietary three-stage filtration cartridge, developed and manufactured by the Company, which employs activated carbon, ion exchange resin and a microfilter and has a useful life of approximately one to two months based on the Company's surveys of consumer usage. The Company estimates, based on survey information from Intelect, that its line of PUR pour-through products accounted for approximately 8% of all water filtration pitcher sales in the United States in 1997.

   The products comprising the PUR line of household water filters are as follows:


                                                                                                      SUGGESTED RETAIL PRICE
                                                                                                    --------------------------
                               ASM
                           FILTER LIFE              NSF CERTIFICATION OF                FILTER         FILTER      REPLACEMENT
PRODUCT/CONFIGURATION       INDICATOR     CONTAMINANT REDUCTION CAPABILITY (1)(2)    CAPACITY (3)    SYSTEM (4)     CARTRIDGE
------------------------- -------------  -----------------------------------------  --------------  ------------  ------------
POUR-THROUGH PRODUCTS:

PUR Pitcher                     X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  19.99       $  7.99
(1/2 gallon capacity)                    Particulate, Lead, Copper                  1-2 mos.

PUR PLUS Pitcher                X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  29.99       $ 12.99
(1/2 gallon capacity)                    Particulate, Lead, Copper                  1-2 mos.
                                         * Cysts (CRYPTOSPORIDIUM, GIARDIA),
                                         Asbestos, Turbidity

PUR PLUS Dispenser              X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  39.99       $ 12.99
(2 gallon capacity)                      Particulate, Lead, Copper                  1-2 mos.
                                         * Cysts (CRYPTOSPORIDIUM, GIARDIA),
                                         Asbestos, Turbidity

IN-LINE PRODUCTS:

PUR FM (standard)               X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  29.99       $ 14.99
(faucet-mounted)                         Cysts (CRYPTOSPORIDIUM, GIARDIA),          2-3 mos.
                                         Lead

PUR FM PLUS                     X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  39.99       $ 19.99
(faucet-mounted)                         Cysts (CRYPTOSPORIDIUM, GIARDIA),          2-3 mos.
                                         Lead
                                         * Asbestos, Mercury, Lindane,
                                         Atrazine

PUR FM ULTIMATE                 X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  49.99       $ 21.99
(faucet-mounted)                         Cysts (CRYPTOSPORIDIUM, GIARDIA),          2-3 mos.
                                         Lead
                                         * Asbestos, Mercury, Lindane,
                                         Atrazine
                                         * VOCs

PUR CT PLUS                     X        * Chlorine, Taste/Odor, Particulate,       200 gal.         $  79.99       $ 29.99
(countertop)                             Cysts (CRYPTOSPORIDIUM, GIARDIA),          4-6 mos.
                                         Lead
                                         * Asbestos, Mercury, Lindane,
                                         Atrazine
                                         * Turbidity

PUR US PLUS                     X        * Chlorine, Taste/Odor, Particulate,       200 gal.         $ 119.99       $ 29.99
(under-sink)                             Cysts (CRYPTOSPORIDIUM, GIARDIA),          4-6 mos.
                                         Lead
                                         * Asbestos, Mercury, Lindane,
                                         Atrazine


------------------

(1) The National Sanitation Foundation ("NSF") is a nationally recognized not-for-profit agency which, at the request of state drinking water administrators and the EPA, has developed consensus standards for the certification of water filters. NSF certification indicates that a product has passed a series of stringent independent tests.

(2) NSF certification of the PUR PLUS dispenser and PUR FM ULTIMATE faucet-mounted products is pending.

(3)  Estimated useful life (months) based on Company surveys of consumer usage.

(4)  A filter system includes the base unit and one filtration cartridge.

     OUTDOOR PRODUCTS

     The Company believes that it offers the broadest line of small-scale drinking water systems for recreational and offshore marine use. The Company's outdoor products include a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use.

     Various methods have historically been used to disinfect fresh water, including chlorine gas, iodine, silver nitrate, hydrogen peroxide and boiling. These methods involve a significant amount of time to be effective and, therefore, are not convenient or practical for use on a consistent basis to produce drinking water. In addition, chemical disinfectants are relatively ineffective against cyst forms of various parasites, including GIARDIA LAMBLIA, and leave residual concentrations in water, which may render the water unpalatable. Although filtration is also commonly used to treat contaminated water and is an effective means of removing larger microorganisms like protozoa and bacteria, filtration is not a practical means of removing viruses.

     PUR fresh water purifiers incorporate the Company's proprietary Tritek technology, which combines microfiltration and an iodinated resin matrix to produce safe drinking water in seconds. The microfilter is used to remove sediment and the largest and most chemically resistant microorganisms. Smaller microorganisms, like bacteria and viruses, are killed upon contact with the iodinated resin. The result is a process that takes advantage of the positive attributes of microfiltration and iodinated resin, without suffering the drawbacks of each approach when used alone. Each of the PUR fresh water purifiers is registered with the EPA, which has established minimum performance guidelines for microbiological water purifiers. See "Business -- Government Regulation."

     The Company offers a range of PUR water purifiers and microfilters for use by backpackers, campers and other outdoor enthusiasts. The PUR Voyageur(TM) is a compact water purifier which produces approximately 1.0 liter of water per minute. The Voyageur incorporates the Company's proprietary Anti-Clog Filter Technology ("AFT") which extends the life of the filter, eliminating the need for the user to clean or maintain it. The PUR Scout(R) also incorporates the AFT filter technology and produces approximately 0.5 liter of water per minute. The PUR Explorer(R) has a double-action pump which enables one person to produce over 1.5 liters of water per minute. The Explorer includes a self-cleaning mechanism, permitting the filter to be cleaned conveniently without disassembly. The Company's microfilter products include the PUR Pioneer(R), an entry level product which features a disposable microfilter designed to filter up to 20 gallons, and the PUR Hiker(R), which incorporates the Company's AFT filter technology and is designed to filter up to 100 gallons.

     The Company also offers a line of PUR reverse osmosis desalinators for converting seawater to potable water when sources of energy are either unavailable or in limited supply. These products are used primarily in offshore marine, commercial life raft and military applications. Reverse osmosis desalination, which has been in use in large-scale systems for over 20 years, occurs when feed water with dissolved solids (such as salt) is forced against a semipermeable membrane at high pressure, typically 800 pounds per square inch. The membrane acts as a barrier to contaminants such as salts, viruses and bacteria, separating them from the pure water that passes through the membrane. In a conventional reverse osmosis system, approximately 10% of the seawater forced against the membrane passes through as pure water. The remaining high-pressure waste brine stream is discharged. This process requires a large amount of energy, making it impractical for small-scale applications. In 1988, the Company introduced the world's first hand-operated reverse osmosis desalinator, a compact unit incorporating a patented high-pressure energy recovery pump that is designed to recover and effectively use energy that is wasted in a conventional reverse osmosis system. The pump recycles the high-pressure waste brine stream, redirecting it to the backside of the pump's piston, providing a power assist to the pumping operation. By thus recovering energy contained in the high-pressure waste brine stream, the Company's energy recovery pump reduces the external power needed to operate a desalinator by approximately 90%, and makes possible a small-scale low-energy desalinator.

     The PUR Survivor(R) models are hand-operated desalinators, designed primarily for emergency life raft use. The Survivor-35, the first desalinator built by the Company, was designed for use by the United States Navy in 25-person life rafts and is also available in commercial versions. The Survivor-06, the smallest reverse osmosis desalinator manufactured in the world, can produce a pint of fresh water in less than 30 minutes. It is recommended for 4-to 12-person life rafts and individual survival kits. The Company is not aware of any other hand-operated desalinators on the market. The PUR PowerSurvivor models are driven by a 12-volt DC motor with power supplied by a boat's battery.

     The products comprising the PUR line of outdoor products are as follows:


                                                                                          SUGGESTED
PRODUCT                         TYPE                    SPECIAL FEATURES                 RETAIL PRICE
------------------------   -------------   ------------------------------------------   -------------
PORTABLE SYSTEMS:
PUR Pioneer                Microfilter     Disposable filter                             $    34.95
PUR Hiker                  Microfilter     Anti-clog filter                              $    59.95
PUR Voyageur               Purifier        Anti-clog filter with iodinated resin         $    74.95
PUR Scout                  Purifier        Anti-clog filter with iodinated resin         $    89.95
                                           and dirt shield
PUR Explorer               Purifier        Double-action pump; self-cleaning filter      $   129.95
                                           with iodinated resin
DESALINATORS:
PUR Survivor-06            Desalinator     Hand-operated, 6 gallons per day ("gpd")      $   585.00
PUR Survivor-35            Desalinator     Hand-operated, 35 gpd                         $ 1,550.00
PUR PowerSurvivor-40E      Desalinator     Powered by 12-volt DC motor, 40 gpd           $ 2,220.00
PUR PowerSurvivor-80E      Desalinator     Powered by 12-volt DC motor, 80 gpd           $ 3,540.00
PUR PowerSurvivor-160E     Desalinator     Powered by 12-volt DC motor, 160 gpd          $ 3,770.00

MARKETING AND DISTRIBUTION

     The Company entered the growing household water filter market with the belief that it could capture a significant share of the market by quickly establishing its PUR brand name. The Company therefore invested and continues to invest significant resources in advertising and promotional activities to create awareness of its products and recognition of the PUR brand name. These activities include providing its retailers with point-of-sale displays, cooperative advertising programs, product flyers and in-store product demonstrations. The Company also utilizes television commercials which air on a variety of national cable channels and local broadcast stations, as well as print and radio advertisements. These efforts have enabled the Company to establish PUR products as the number one brand of in-line water filters and the second leading brand of all household water filters sold in the United States. In February 1998, the Company began airing a one-half hour infomercial featuring the PUR PLUS pitcher. This infomercial is designed to generate both direct and retail sales and further educate consumers about the advantages of the PUR PLUS pitcher relative to the leading pitcher brand.

     The Company's entry into the household water filter market in 1994 required it to establish new distribution channels for its products. Since then, the Company has expanded its distribution network aggressively, and currently sells its household water filters in the United States and Canada through a wide variety of mass retail channels, including department stores, mass merchants, drug stores, grocery stores, hardware stores, and warehouse clubs. The Company's household products are distributed in approximately 26,000 stores in the United States and Canada. The accounts are serviced by a network of more than 30 independent manufacturers' representative agencies. The Company continues to seek additional retail outlets and distribution channels for its household products.

     The Company's household products are distributed through the following channels:


                             APPROXIMATE
DISTRIBUTION CHANNEL      NO. OF STORES (1)    REPRESENTATIVE RETAILERS
----------------------   -------------------   -----------------------------------------------------

Mass merchants                  6,400          Wal-Mart; Target; Kmart

Department stores               2,100          Dayton's; Marshall Fields; Macy's; Robinson-May;
                                               Dillard's; Bloomingdale's; JC Penney; Sears

Drug stores                     7,800          Walgreens; Eckerd Drug; Long's Drug; American Stores
Grocery stores                  3,400          Albertson's; Kroger; Super Valu; Fleming; Wegman's
Home center and                 4,500          Home Depot; Lowes; Menards; Payless Cashways;
 hardware stores                               Builders Square; Ace Hardware; True Value Hardware;
                                               Hardware Hank; Servistar; Coast-to-Coast

Warehouse clubs                   700          Costco; Sam's Club; B.J.'s

Specialty retailers             1,100          Bed, Bath & Beyond; Linens 'N Things; Home Place;
                                               Lechters; QVC

------------------
(1) Represents the Company's estimate of the number of outlets at which one or more of the Company's household products are sold, including but not limited to the representative retailers named in the table.

     As part of its continuing efforts to enhance communications with its customers, the Company utilizes electronic data interchange with its customers to generate electronic purchase orders and invoices. The Company also receives point-of-sale information through this system from 25 retailers including the Company's top 10 customers. This information allows the Company to track and monitor consumer sales of its products and anticipate orders from its principal customers.

     In 1996, the Company established an international distribution agreement with Groupe-SEB, one of the world's leading suppliers of small household appliances whose products are distributed in over 80 countries under the brand names Rowenta and T-Fal. Under the distribution agreement, Groupe-SEB has the right to distribute PUR household water filters in all countries outside of North America and Japan. The multi-year agreement with renewal options gives the Company immediate access to worldwide markets with minimal investment in sales and marketing activities.

     The Company's portable drinking water systems are offered to outdoor enthusiasts and international travelers through more than 1,550 outdoor and travel stores and more than a dozen mail order catalogs. A network of approximately 20 independent manufacturers' representatives services these accounts. The Company's reverse osmosis desalinators can be purchased from more than 450 marine dealers and service centers on the Atlantic, Pacific and Gulf coasts and from several marine catalogs. Internal sales and service personnel manage these accounts directly. The Company also sells directly to the United States armed forces. Sales to foreign military forces and consumers are made through approximately 30 distributors located in Europe, Asia and the Middle East. To create awareness for its products, the Company advertises in consumer and trade publications, participates in consumer and trade shows, and publishes periodic newsletters to its retailers.

RESEARCH AND DEVELOPMENT

     The Company believes that its research and development team gives it a significant competitive advantage over others engaged in the design and manufacture of consumer water filtration and purification equipment. Through the efforts of its research and development team, the Company develops products which incorporate proprietary technology to offer performance superior to comparably priced products sold by competitors. The Company utilizes customer surveys, focus groups, home user studies and field testing of its products to assess consumer needs and preferences. Research and development efforts are then focused on products where technological innovation can create a meaningful difference between the Company's products and competing products. The Company's research and development team includes an advanced manufacturing design group which works to coordinate the transition of new products from the research and development stage through the manufacturing process and ultimately to a successful product launch. The Company's expenditures for research and development were $3.1 million in 1997 and $2.0 million in each of 1996 and 1995, representing 4.3%, 6.0% and 8.8% of sales, respectively.

MANUFACTURING

     Since entering the household water filter market in 1994, the Company has invested heavily in developing and implementing automated assembly and manufacturing processes. Since 1994, the Company's annual production volume has risen from approximately 140,000 units and cartridges to approximately 5.4 million in 1997. During this period, the Company has also implemented management processes and information systems which it believes can accommodate significant additional growth.

     The Company currently assembles all of the filter elements used in its household products. The manufacturing and assembly processes of some of its filter units and most of its filter cartridges is automated. The assembly, testing, quality control and packaging of the Company's products are conducted by the Company's employees at its facilities in Minneapolis, Minnesota.

     The principal raw materials utilized in the Company's manufacturing operations are engineered thermoplastics, stainless steel and filtration media. The Company relies on third party machine shops and injection molders to manufacture components to the Company's specifications. The Company has consolidated its supply relationships to two or three vendors for each component to promote quality control. The Company has identified additional potential suppliers for most of its components, and believes that alternate sources of supply would be readily available to the Company if its relationships with current suppliers were interrupted. The interruption of any of these supply relationships could have a material adverse effect on the Company's results of operations.

PATENTS

     The Company is the owner of 12 United States utility patents and five United States design patents related to its reverse osmosis desalinators, portable drinking water systems and household drinking water systems. These patents expire at various dates from 1998 to 2013. The Company has applied for corresponding foreign patents where it deemed such applications necessary. The Company has also applied for 11 other patents in the United States with respect to its household drinking water products and for corresponding foreign patents. The protection offered by these patents and the ability to obtain protection with respect to new technology are important to the Company's future performance.

COMPETITION

     The Company competes with a number of companies in the manufacture and marketing of household water filtration and purification systems. The most significant competitors in this market currently are Brita U.S.A. (a subsidiary of Clorox Company), Teledyne Waterpik (a subsidiary of Allegheny Teledyne, Inc.), Culligan Water Technologies, Inc., Rubbermaid Inc. and Signature Brands Inc. As this market develops, the Company may experience increased competition from public water utilities, appliance manufacturers and consumer electronics companies. In addition, the Company competes indirectly with suppliers of bottled water.

     The Company is not aware of any other company which manufactures hand-operated desalinators. The Company competes with several other companies in the manufacture and sale of small-scale motorized reverse osmosis desalinators. These companies include Sea Recovery Corp. and Village Marine Tec. The Company also competes with several companies in the manufacture of water filters and purifiers for personal and recreational uses. These companies include Katadyn U.S.A., Inc., Mountain Safety Research Corporation (a subsidiary of Recreational Equipment, Inc.), and Cascade Designs, Inc.

     The Company competes in the sale of drinking water systems on the basis of product features, product performance and reputation, price and service.

GOVERNMENT REGULATION

     The manufacture, marketing, advertising and distribution of water purification devices containing active ingredients, such as iodine, is regulated by the EPA. The EPA generally requires registration of the manufacturer, the active ingredients and the applicable device and its packaging prior to sale of the product. Registration entails obtaining scientific data as to the efficacy and toxicity of the device and its active ingredients. The PUR Explorer, Scout and Voyageur, all of which contain iodinated resin, have been registered by the EPA as "microbiological water purifiers."

     In 1987, the EPA issued a protocol (the "1987 Protocol"), applicable to manufacturers of microbiological water purification devices, for the testing and certification of such devices, including those offered by the Company. The 1987 Protocol requires that to be registered as a "microbiological water purifier," a device must remove, kill or inactivate all types of disease-causing microorganisms from the water, including bacteria, viruses and protozoan cysts, so as to render the processed water safe for drinking. The 1987 Protocol does not require the removal of all traces of iodine from the treated water. Because small amounts of iodine may be present in water treated by the Company's antimicrobial water purifiers, the Company, in its labeling, advises persons with thyroid problems and pregnant women to consult their doctors before use of such products. Management believes the Company's water purification products satisfy all the 1987 Protocol requirements.

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

EMPLOYEES

     At December 31, 1997, the Company had approximately 345 full-time employees, of whom 33 were involved in research and development, 229 in manufacturing, assembly and testing, 47 in sales, marketing, technical and customer service, and 36 in administration. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are excellent.

ITEM 2.  PROPERTIES

      The Company is headquartered in a leased facility of 101,000 square feet at 9300 North 75th Avenue, Minneapolis, Minnesota 55428. The Company initiated construction on an 87,000 square foot expansion of this facility in 1997, and expects to take occupancy of such expansion in May 1998, at which time the expiration date of the lease for the entire facility will be extended from April 2007 to the date that is ten years from the date of occupancy. The Company believes this expanded facility will provide sufficient space to support the Company's anticipated requirements for the near-term, and that additional or alternate facilities would be available on terms acceptable to the Company if the Company's operations were to require additional space. The Company also leases a warehouse facility of 19,000 square feet in Brooklyn Park, Minnesota pursuant to a one year lease that expires on July 31, 1998.

      The Company was formerly headquartered in a leased facility of 52,000 square feet in St. Louis Park, Minnesota pursuant to a seven-year lease which expires on December 31, 2000. The Company has obtained a replacement tenant for 26,000 square feet of that facility and is seeking tenants for the remainder of the facility. The original lease remains in effect and the Company will have continuing financial obligations under such lease to the extent the facility is not occupied by another tenant or the tenant does not assume or perform the Company's obligations under the original lease.

      The Company owns manufacturing and engineering equipment, located at its facilities in Minneapolis, used in its assembly operations and research and development efforts. Such equipment is available from a variety of sources, and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and several other water filtration companies are defendants in a civil proceeding initiated in January 1997 by Brita U.S.A., a subsidiary of Clorox Company, which asserts that the defendants have infringed one of Brita's patents relating to pitcher products. Brita's lawsuit, now pending in the United States District Court for the Northern District of Illinois, seeks injunctive relief and unspecified monetary damages. This litigation is still in the initial stages. The Company was aware of Brita's patent prior to developing the PUR pitcher design and believes that it does not infringe Brita's patent. The Company intends to defend vigorously its right to market and sell these products. The design of the PUR PLUS pitcher, dispenser and related filter cartridge differs in material respects from the design of the pitcher products that are the subject of this litigation.

      The Company is also a defendant in a civil proceeding initiated in April 1997 by UltraPure Systems, Inc., a subsidiary of Culligan Water Technologies, Inc., which asserts that the Company has infringed an UltraPure patent on a faucet-mounted filter system. UltraPure's lawsuit, now pending in the United States District Court for the District of Minnesota, seeks injunctive relief and unspecified monetary damages. The Company believes it does not infringe UltraPure's patent and intends to defend vigorously its right to market and sell these products.

      The Company from time to time is involved in various other legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "REIN" since March 1993. The following table sets forth, for the periods indicated, the range of high and low prices for the Company's Common Stock as reported on the Nasdaq National Market.

                                                         HIGH        LOW
          1996:
          First Quarter...............................  $15.75      $ 8.25
          Second Quarter..............................   17.50       10.25
          Third Quarter...............................   14.75       11.50
          Fourth Quarter..............................   12.38        6.50

          1997:
          First Quarter...............................  $ 8.75      $ 6.75
          Second Quarter..............................   16.50        6.25
          Third Quarter...............................   30.50       15.00
          Fourth Quarter..............................   31.50       23.00


      As of February 20, 1998, there were 175 shareholders of record and approximately 2,200 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


     The statement of operations data for the years ended December 31, 1995, 1996 and 1997, and the balance sheet data at December 31, 1996 and 1997, are derived from the Company's financial statements included elsewhere in this Report, which have been audited by Ernst & Young LLP, independent auditors.
The statement of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data at December 31, 1993, 1994 and 1995 are derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Report.


                                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                               1993         1994          1995          1996          1997
                                             --------     --------     ---------     ---------     -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................    $ 10,292     $ 16,671     $  22,921     $  33,277     $    71,243
Cost of products sold ...................       4,988        7,897        13,959        20,756          37,417
                                             --------     --------     ---------     ---------     -----------
Gross profit ............................       5,304        8,774         8,962        12,521          33,826
Operating expenses:
 Selling, general and administrative ....       2,446        5,240        14,692        21,803          32,815
 Research and development ...............         801        1,064         2,021         2,007           3,082
 Facility relocation costs ..............        --           --            --             973            --
                                             --------     --------     ---------     ---------     -----------
                                                3,247        6,304        16,713        24,783          35,897
                                             --------     --------     ---------     ---------     -----------
Income (loss) from operations ...........       2,057        2,470        (7,751)      (12,262)         (2,071)
Other income (expense):
 Interest income ........................         167          508           551           220              43
 Interest expense .......................         (22)         (52)         (126)         (457)         (1,427)
                                             --------     --------     ---------     ---------     -----------
Income (loss) before income taxes .......       2,202        2,926        (7,326)      (12,499)         (3,455)
Income tax expense (benefit) ............         705          907        (2,564)         --              --
                                             --------     --------     ---------     ---------     -----------
Net income (loss) .......................    $  1,497     $  2,019     $  (4,762)    $ (12,499)    $    (3,455)
                                             ========     ========     =========     =========     ===========
Net income (loss) per share (basic) (1) .    $   0.53     $   0.57     $   (1.12)    $   (2.90)    $     (0.77)
                                             ========     ========     =========     =========     ===========
Weighted average shares (basic) .........       2,843        3,531         4,239         4,307           4,471
Net income (loss) per share (diluted) (1)    $   0.45     $   0.50     $   (1.12)    $   (2.90)    $     (0.77)
                                             ========     ========     =========     =========     ===========
Weighted average shares (diluted) .......       3,321        4,029         4,239         4,307           4,471

OPERATING DATA:
Estimated number of retail outlets at end
 of period (2) ..........................       1,200        2,200         9,900        16,900          28,000
Number of replacement cartridges shipped
 during year ............................       4,500       51,000       186,000       716,000       3,135,000

BALANCE SHEET DATA (at end of period):
Working capital .........................    $  7,458     $ 14,754     $  10,051     $   9,743     $     2,144
Total assets ............................      10,025       25,054        23,622        33,257          43,198
Long-term debt ..........................        --           --            --          15,000          15,000
Shareholders' equity ....................       8,667       22,895        19,430         7,131           4,729


------------------
(1) All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to FASB Statement 128 requirements.

(2) Represents the Company's estimate of the number of outlets at which one or more of the Company's household and outdoor products were sold. The approximate numbers of retail outlets at which the Company's household products were sold at the end of such periods were none in 1993, 1,000 in 1994, 8,000 in 1995, 15,000 in 1996 and 26,000 in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION THE EFFECTS OF ECONOMIC CONDITIONS, PRODUCT DEMAND, COMPETITIVE PRODUCTS AND OTHER RISKS DETAILED HEREIN.

OVERVIEW

     The Company designs, manufactures and markets proprietary small-scale drinking water systems under the PUR(R) brand name for the household, recreational and military markets. These products include a line of self-monitoring water filters for household use, a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use, including the world's only hand-operated desalinators. PUR household products, which accounted for more than 80% of the Company's net sales in 1997, are distributed through approximately 26,000 retail outlets in the United States and Canada, including Wal-Mart, Sears, Target, Costco, Kmart, Macy's and Walgreens.

     Since its formation in 1986, the Company has utilized its mechanical and chemical engineering expertise to develop new water filtration and purification products that provide solutions to a variety of problems that have historically prevented the adequate treatment of drinking water in a number of settings. Initially, the Company developed a line of reverse osmosis desalinators for the United States Navy and other military and offshore marine users. The Company subsequently developed a line of PUR antimicrobial water purifiers and microfilters for use by outdoor enthusiasts and international travelers. The Company has a leading position in each of these markets.

     The Company entered the retail water filter market in late 1994 with the intent of establishing PUR as the leading brand of household water filters. Recognizing that a significant portion of revenues in the household market would be derived from recurring sales of replacement cartridges, the Company pursued a strategy of building brand name recognition for PUR products and developing an installed base of its products to promote recurring sales of replacement cartridges. To implement this strategy, the Company invested significant resources to develop advanced filtration and monitoring technologies, launch a broad range of products at a variety of price points, expand distribution of its products, and provide high levels of consumer and trade advertising support. The Company has also developed and implemented automated manufacturing and assembly processes for its household products, which enables it to manufacture nearly all of the filter elements for such products, reducing the Company's costs and enhancing its ability to respond to retailers' needs. The Company currently offers eight different types of household water filters at suggested retail prices ranging from $19.99 to $119.99, as well as replacement cartridges for each product, and has a distribution network of approximately 26,000 retail outlets. This strategy of investing heavily to build the PUR brand name and establish a large installed base, coupled with the resulting rapid growth in production and sales, led to reduced profit margins and net losses in each of the last three years. The Company believes it is now well positioned to benefit from these investments, as evidenced by the Company's results of operations for the fourth quarter of 1997, in which it had net sales of $23.1 million, a gross margin of 52.4%, and its first quarterly profit since the first quarter of 1995.

     The Company's net sales increased from $10.3 million in 1993 to $71.2 million in 1997. The increase in net sales was primarily the result of the Company's successful entry in late 1994 into the household water filter market. Future increases in net sales are also expected to be derived principally from the sale of household water filter systems and replacement cartridges. Sales of the Company's household water filter systems have increased with (i) the introduction of additional products for this market, (ii) an increase in the number of retail outlets at which the Company's household products are sold,
(iii) an increase in the number of units sold at existing outlets, and (iv) the overall growth in the market for household water filter systems. The Company believes that its aggressive campaign to build brand name recognition for PUR products has contributed significantly to the increase in net sales. Net sales have also increased as a result of the sale of replacement filter cartridges to the growing installed base of owners of PUR water filter systems. The sale of replacement cartridges is expected to constitute an increasing portion of the net sales in future periods as the size of the installed base continues to increase. Revenues from the sale of outdoor systems to consumers have also increased, but at a significantly lower rate than revenues from the sale of household water filters.

     Cost of products sold is significantly affected by (i) costs of raw materials, such as engineered thermoplastics, stainless steel and filtration media, most of which are purchased from third party vendors, (ii) costs of assembly, testing, quality control and packaging, which are performed by the Company, and (iii) the mix of products sold. During 1995, 1996 and the first half of 1997, gross margins were adversely affected by costs related to entering the household water filter market, including investments made by the Company in designing and implementing automated manufacturing and assembly processes for PUR household water filters, together with the cost of conducting manual assembly operations pending the installation of such automated processes. During this period, the Company also took steps to reduce its material costs, including development of a process to produce internally nearly all of its own filter elements for its household products at significantly lower cost than purchasing them from third party vendors. Following implementation of enhanced manufacturing processes, the Company's household products generally carry a higher gross margin than its other products, with replacement cartridges on average carrying the highest gross margin of products within the household category. The sale of household water filters and, in particular, the sale of replacement cartridges is expected to constitute an increasing portion of net sales in future periods.

     Selling, general and administrative expenses include advertising and promotional expenses. To implement its strategy of building brand name recognition for PUR products and developing an installed base of its products to promote the sale of replacement filter cartridges, the Company has invested heavily in advertising and promotional programs. Advertising and promotional activities in 1995 and 1996 were designed to create an initial awareness of the Company's products, establish recognition of the PUR brand name and build an installed base supporting recurring sales of replacement cartridges. In 1997, such expenses were incurred in connection with the introduction and promotion of several new products for the household market. The Company expects that, as a percentage of net sales, its advertising and promotional expenses in 1998 will be essentially unchanged from 1997 as it continues to expand its position in the household market, and will decline as a percentage of net sales in subsequent years. However, the Company expects that advertising and promotional expenses related to the introduction of new products may, from time to time, result in an increase in such expenses as a percentage of net sales on a quarterly basis, including in the first quarter of 1998.

     The Company intends to continue expanding its distribution network and seek additional distribution channels to solidify its position in the growing household water filter market. While such activities would be undertaken to increase net sales and net income, they could affect the Company's gross profit or selling, general and administrative expenses as a percentage of net sales. For example, the sale of the PUR PLUS pitcher through infomercials, which commenced in February 1998, is expected to result in different levels of gross profit and selling, general and administrative expenses as a percentage of net sales than the sale of the PUR products through retail outlets. The impact of such differences will depend on the extent to which the Company determines to use such distribution channels and the relative volumes of sales in the respective channels.

     The Company's results of operations on a quarterly basis are subject to fluctuation due to the seasonal nature of sales for its household products, with highest sales levels occurring during the fourth quarter, and the periodic introduction of new products. The Company believes that these seasonal patterns may have been masked by its recent sales growth and by the mix of sales of outdoor systems and household systems. The Company's results of operations are also affected by the timing of the introduction of new products, product enhancements and related advertising and promotional expenses. Product development expenses are incurred and advertising and promotional efforts typically are commenced prior to the initial shipments of new products and product enhancements. As a result, product development expenses and advertising and promotional expenses are incurred in periods before any revenues are recognized from the sale of new products and enhancements, and therefore, gross margins are relatively lower and operating expenses are relatively higher during such periods. For example, the Company expects that its gross margin and results of operations in the first quarter of 1998 will be adversely affected by its recent introduction of the PUR PLUS pitcher, PUR PLUS dispenser and PUR ULTIMATE faucet-mounted products. Accordingly, the Company expects that its gross margin for the first quarter of 1998 will be similar to that in the third quarter of 1997. The Company also anticipates that variations in its quarterly results of operations will occur from time to time in future periods.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statements of operations, expressed as a percentage of net sales.


                                                      YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------
                                        1993       1994       1995       1996       1997
                                        -----      -----      -----      -----      -----
Net sales ..........................    100.0%     100.0%     100.0%     100.0%     100.0%
Cost of products sold ..............     48.5       47.4       60.9       62.4       52.5
                                        -----      -----      -----      -----      -----
Gross profit .......................     51.5       52.6       39.1       37.6       47.5
Operating expenses:
 Selling, general and administrative     23.8       31.4       64.1       65.5       46.1
 Research and development ..........      7.8        6.4        8.8        6.0        4.3
 Facility relocation ...............     --         --         --          2.9       --
                                        -----      -----      -----      -----      -----
                                         31.6       37.8       72.9       74.4       50.4
                                        -----      -----      -----      -----      -----
Income (loss) from operations ......     19.9       14.8      (33.8)     (36.8)      (2.9)
Other income (expense):
 Interest income ...................      1.6        3.0        2.4        0.7        0.1
 Interest expense ..................     (0.2)      (0.3)      (0.6)      (1.4)      (2.0)
                                        -----      -----      -----      -----      -----
Income (loss) before income taxes ..     21.3       17.5      (32.0)     (37.5)      (4.8)
Income tax expense (benefit) .......      6.8        5.4      (11.2)      --         --
                                        -----      -----      -----      -----      -----
Net income (loss) ..................     14.5%      12.1%     (20.8)%    (37.5)%     (4.8)%
                                        =====      =====      =====      =====      =====


     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Net sales increased 114.1% to $71.2 million in 1997 from $33.3 million in 1996. This $37.9 million increase in net sales was attributable primarily to an increase of $38.4 million in sales of the Company's PUR household water filter products, reflecting increased sales of filter systems and replacement cartridges, and the introduction of the PUR PLUS faucet-mounted filter and the PUR under-sink models, offset by a decrease of $1.5 million in sales of reverse osmosis desalinators to military customers. Revenues from the sale of outdoor systems to consumers also increased, but at a significantly lower rate than revenues from the sale of household water filters. Sales of OEM water filters to Braun AG were discontinued upon expiration of the Company's contract with Braun AG in December 1997. Price increases did not have a significant impact on net sales for 1997.

     Gross profit as a percentage of net sales increased to 47.5% in 1997 from 37.6% in 1996. The increase in gross profit as a percentage of net sales in 1997 was due to the implementation of automated manufacturing and assembly processes, reductions in costs of materials, and an increase in sales of higher margin household products and replacement filter cartridges as a percentage of net sales.

     Selling, general and administrative expenses increased to $32.8 million in 1997 from $21.8 million in 1996, representing 46.1% and 65.5% of net sales, respectively. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued roll-out and expansion of the Company's line of household water filters. Advertising costs accounted for 46.0% of the increase in selling, general and administrative expenses in 1997 relative to 1996. Despite continued investment in marketing and advertising expenditures relating to new product introductions, the Company believes that selling, general and administrative expenses will remain flat as a percentage of net sales in 1998.

     Research and development expenses increased to $3.1 million in 1997 from $2.0 million in 1996, representing 4.3% and 6.0% of net sales, respectively. The Company expects that research and development expenses will continue to increase in 1998 as it develops new technology and product line extensions.

     Interest income decreased to $43,000 in 1997 from $220,000 in 1996 due to decreased balances of cash, cash equivalents and marketable securities. Interest expense increased to $1.4 million in 1997 from $457,000 in 1996 due to interest on the Company's line of credit, which was established in 1997, and a full year of interest on the Company's long-term debt in 1997 compared with six months of interest in 1996.

     The Company's effective tax rate for 1997 and 1996 was 0%. The Company recorded a valuation allowance for the tax benefit related to the net operating losses for 1997 and 1996. The Company had net operating tax loss carryforwards of $23.7 million at December 31, 1997.

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Net sales increased 45.2% to $33.3 million in 1996 from $22.9 million in 1995. This $10.4 million increase in net sales was attributable primarily to increased sales of the Company's PUR household water filter products, including the countertop and pitcher models which were introduced in 1996, as well as a full year's sales of OEM water filters to Braun AG. These increases were partially offset by a decline in sales of reverse osmosis desalinators due to lower military sales. Price increases did not have a significant impact on net sales for 1996 and 1995.

     Gross profit as a percentage of sales decreased to 37.6% in 1996 from 39.1% in 1995. The decrease in gross profit as a percentage of sales in 1996 was primarily the result of costs associated with entering the household water filter market, including investments made by the Company in automating its manufacturing and assembly processes and the cost of conducting manual assembly operations pending the installation of such automated processes, as well as the full year impact of OEM filter sales, which had relatively lower profit margins.

     Selling, general and administrative expenses increased to $21.8 million in 1996 from $14.7 million in 1995, representing 65.5% and 64.1% of net sales, respectively. The increase in selling, general and administrative expenses related primarily to the continued roll-out and expansion of the household water systems in 1996. Advertising costs accounted for 44.6% of the increase in selling, general and administrative expenses in 1996 relative to 1995.

     Research and development expenses were $2.0 million in each of 1996 and 1995, representing 6.0% and 8.8% of net sales, respectively.

     Interest income decreased to $220,000 in 1996 from $551,000 in 1995, due to decreased balances of cash, cash equivalents and marketable securities. Interest expense increased to $457,000 in 1996 from $126,000 in 1995 due to interest on long-term debt issued by the Company in July 1996.

     The Company's effective tax rate for 1996 was 0%, compared with 35.0% in 1995. The Company recorded a valuation allowance for the tax benefit related to the 1996 net operating loss.

     SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited quarterly financial data of the Company for each quarter in calendar year 1996 and 1997. The quarterly data are derived from the Company's unaudited financial statements not otherwise contained in this Report. The Company believes that such unaudited statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results of the full year or any future quarter.


                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      1996
                                     ----------------------------------------------------------------------
                                      FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                     ---------------   ----------------   ---------------   ---------------
Net sales ........................      $  6,440           $  6,598          $  11,001         $  9,238
Gross profit .....................         2,454              2,522              4,239            3,306
Gross profit margin ..............          38.1%              38.2%              38.5%            35.8%
Net income (loss) ................        (1,921)            (1,722)            (2,916)          (5,940)
Net income (loss) per common share
 (Basic and Diluted) .............       $ (0.45)           $ (0.40)          $  (0.67)         $ (1.37)


                                                                      1997
                                     ----------------------------------------------------------------------
                                      FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                     ---------------   ----------------   ---------------   ---------------
Net sales ........................     $  10,347          $  15,462           $ 22,371         $ 23,063
Gross profit .....................         4,155              7,001             10,581           12,089
Gross profit margin ..............          40.2%              45.3%              47.3%            52.4%
Net income (loss) ................        (1,898)            (1,492)              (448)             383
Net income (loss) per common share
 (Basic and Diluted) .............      $  (0.44)         $   (0.33)          $  (0.10)         $  0.08

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was $9.1 million in 1997, $5.7 million in 1996, and $8.1 million in 1995. The reduction in cash flow from operations in 1997 resulted primarily from the net loss and increases in inventories and accounts receivable. Cash used in operations in 1996 was primarily the result of the net loss and an increase in accounts receivable. In 1995, the reduction in cash flow from operations resulted primarily from the net loss and increased inventory levels. In 1997 and 1996, the decrease in cash flow was partially offset by increases in accounts payable and accrued liabilities.

     Capital expenditures were $6.3 million in 1997 compared with $4.1 million in 1996 and $4.6 million in 1995. The Company anticipates that capital expenditures in 1998, principally associated with new product introductions and an increase in production capacity, will total approximately $8.6 million.

     In the past three years the Company has funded its cash requirements principally with proceeds from the sale of securities and borrowings under credit facilities with a bank. In June 1994, the Company received net proceeds of approximately $12.0 million from a public offering of Common Stock. In July 1996, the Company issued $15.0 million of Convertible Notes to GS Group. The Convertible Notes bear interest at an annual rate of five percent, payable quarterly, and are due in July 2003. GS Group has the right to convert the principal amount of the Convertible Notes to Common Stock at any time prior to maturity at a conversion price of $14.85 per share.

     The Company had $7.2 million outstanding under its bank credit facility at December 31, 1997, compared with no bank borrowings at December 31, 1996. The credit facility, established in March 1997, provides for total borrowings of up to $14.0 million, secured by equipment, inventory, receivables, and intangibles. The credit facility consists of a $10.0 million discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 1.25%, and a $4.0 million equipment loan which bears interest at the bank's reference rate plus 2.5%. The principal amount of the equipment loan is payable over a 42-month period commencing October 1998, unless demand is made sooner. Other borrowings under the credit facility are due on demand. The Company is currently negotiating a $25.0 million credit facility with the same bank which would replace its current $14.0 million credit facility. The new credit facility would consist of a $15.0 million working capital line of credit limited to eligible receivables and inventory, payable on demand, and an equipment term loan of up to $10.0 million amortized over 48 months. Pursuant to the Company's agreement with GS Group, borrowings under the bank credit facility were limited to $10.0 million in 1997 and will be limited to $12.5 million in 1998. However, the Company received a waiver from GS Group allowing it to borrow up to $14.0 million under the credit facility during the fourth quarter of 1997 to accommodate the Company's peak borrowing needs.

     Management believes that anticipated cash flows from operations, funds available through its bank credit facility and the net proceeds from the sale of securities will provide sufficient capital resources for current operations and planned product introductions through 1999. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

     At December 31, 1997, the Company had net operating tax loss carryforwards available to offset future taxable income of approximately $23.7 million. The net operating loss carryforwards are available to offset future taxable income and begin to expire in 2010 and are subject to limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company.

ACCOUNTING STATEMENTS

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

     In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and customers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and has determined that they are substantially Year 2000 compliant. The Company has initiated discussions with its key suppliers and customers to determine whether they have any Year 2000 issues. The Company has not incurred any material expenses to date in connection with this evaluation and does not anticipate material expenses in the future, depending on the status of its suppliers and customers with respect to this issue.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS


     The directors and executive officers of the Company are as follows:


NAME                                    AGE               POSITION WITH COMPANY
------------------------------------   -----   -------------------------------------------

   Brian F. Sullivan ...............    36     President, Chief Executive Officer
                                               and Director
   Jeffrey T. Dekko ................    31     Vice President -- Marketing
   Richard D. Hembree ..............    45     Vice President -- Engineering
   Charles F. Karpinske ............    43     Vice President and Chief Financial Officer
   Sally S. Mainquist ..............    42     Vice President -- Manufacturing
   Barry B. Van Lerberghe ..........    36     Vice President -- Sales
   Robert R. Gheewalla .............    30     Director
   John E. Gherty ..................    54     Director
   Sanjay H. Patel .................    37     Director
   William D. Thompson .............    76     Director
   William F. Wanner, Jr. ..........    55     Director
   Ronald W. Weber .................    69     Director
   Richard J. Zeckhauser ...........    57     Director

     BRIAN F. SULLIVAN has been the President and Chief Executive Officer and a director of the Company since its inception in 1986, and also served as Chief Financial Officer of the Company from 1986 to 1994. Mr. Sullivan has established and directed the implementation of the Company's strategic direction since its inception. He has led the Company from the development stage through its initial contracts with the United States armed forces, the introduction of reverse osmosis desalinators and portable drinking water systems, and the development and introduction of the Company's household drinking water systems. Mr. Sullivan is named as an inventor on four United States patents held by the Company. Mr. Sullivan is also a director of North Central Life Insurance Company and Simple Simon, Inc.

     JEFFREY T. DEKKO has served as Vice President -- Marketing of the Company since July 1995. Mr. Dekko served as Vice President of Recreational Products for the Company from October 1994 to July 1995. Mr. Dekko directs the Company's marketing efforts in the consumer household water products category. From 1988 to October 1994, Mr. Dekko was marketing manager for General Mills, Inc.

     RICHARD D. HEMBREE has served as chief engineer of the Company since 1986 and Vice President -- Engineering since 1987. Mr. Hembree has been principally responsible for the development of new technologies incorporated into the Company's products. Mr. Hembree is named as an inventor on eight United States patents held by the Company. From 1983 to 1986, Mr. Hembree was a senior design engineer at Seagold Industries Corporation, a manufacturer of desalinators, where he designed several energy recovery pumps and was engaged in the design and development of manual desalinators and hydraulic energy recovery devices.

     CHARLES F. KARPINSKE has served as the Company's Vice President and Chief Financial Officer since February 1996. Prior to joining the Company, Mr. Karpinske served as Vice President of Operations and Chief Financial Officer of Goretek Data Systems, a software development company, from April 1995 to February 1996. From August 1993 to March 1995, Mr. Karpinske was the Chief Operating Officer and Chief Financial Officer for Decision Data, a manufacturer and distributor of computer equipment. From October 1986 to July 1993, Mr. Karpinske worked for Apertus Technologies (formerly Lee Data), a manufacturer and distributor of computer equipment, serving in a number of financial positions including Chief Financial Officer, Vice President of Finance and Administration and Corporate Controller.

     SALLY S. MAINQUIST has served as Vice President -- Manufacturing of the Company since March 1994. Ms. Mainquist directs the Company's manufacturing operations and is responsible for establishing automated manufacturing processes for the Company's household drinking water systems. From 1982 to February 1994, Ms. Mainquist served in various positions with Graco Inc., a manufacturer of fluid handling equipment, most recently as a factory operations manager.

     BARRY B. VAN LERBERGHE has served as Vice President -- Sales of the Company since July 1995. Prior to joining the Company, Mr. Van Lerberghe was Western Regional Manager for Sunbeam Household Products from 1992 to 1995, and District Sales Manager for Polaroid Corporation from 1988 to 1992.

     ROBERT GHEEWALLA has been a director of the Company since February 1998. Mr. Gheewalla has been an Associate in the Principal Investment Area of Goldman, Sachs & Co. since 1994. From 1989 to 1994, he worked in the Global Finance Department of Goldman, Sachs & Co. Mr. Gheewalla also serves on the Advisory Committees or Boards of Directors of Marcus Cable Co., L.P. and North American Railnet, Inc.

     JOHN E. GHERTY has been a director of the Company since 1988. Mr. Gherty has been President and Chief Executive Officer of Land O' Lakes, Inc., a food and agricultural company, since 1989 and prior thereto was Group Vice President and Chief Administrative Officer of Land O' Lakes, Inc. Mr. Gherty is also a director of CF Industries, Inc., the National Parenting Association, the National Council of Farmer Cooperatives and the Minnesota Business Partnership.

     SANJAY H. PATEL has been a director of the Company since July 1996. Mr. Patel is expected to join Greenwich Street Capital Partners as a managing director in April 1998. Mr. Patel was a Managing Director in the Principal Investment Area of Goldman, Sachs & Co. from 1996 to January 1998, and worked in the Leveraged Buyout Group of Goldman, Sachs & Co. from 1987 to 1996. Mr. Patel is also a director of Stirling Cooke Brown Holdings Limited.

     WILLIAM D. THOMPSON has been a director of the Company since December 1995. Mr. Thompson served as Executive Vice President of the New York City advertising firm of Young & Rubicam, Inc. until his retirement in 1989. During 37 years of service for Young & Rubicam, Mr. Thompson oversaw accounts for numerous companies, including General Foods, Merrill Lynch, General Electric, Warner-Lambert, Bristol-Meyers Squibb, and Johnson & Johnson.

     WILLIAM F. WANNER, JR. has been a director of the Company since its inception in 1986. Mr. Wanner served as Chairman of the Board of the Company from 1986 to 1994. Since 1973, Mr. Wanner has been the Chief Executive Officer and principal shareholder of Wanner Engineering, Inc. and its affiliated companies, which design, produce and market a range of high pressure pumps and controls.

     RONALD W. WEBER has been a director of the Company since 1993. Mr. Weber has been President and Chief Executive Officer of Normark Corporation, a distributor of fishing and sporting equipment, since 1959. Mr. Weber is also a director of Rapala Oy, a manufacturer of fishing and sporting equipment.

     RICHARD J. ZECKHAUSER has been a director of the Company since 1987. Dr. Zeckhauser has been a professor of political economy at the John F. Kennedy School of Government at Harvard University since 1968. Dr. Zeckhauser was a co-founder of Niederhoffer, Cross and Zeckhauser, a New York-based investment firm specializing in mergers and acquisitions and money management.

     Directors of the Company are elected annually to serve until the next annual meeting of shareholders. GS Group has the right to nominate one person to serve on the Company's Board of Directors, and the Company has agreed to use its best efforts to secure the election of such nominee to the Board of Directors. Mr. Gheewalla serves as a director of the Company pursuant to such arrangements. See "Item 13. Certain Relationships and Related Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth certain information regarding compensation of the Chief Executive Officer and each of the other executive officers of the Company for the years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                        ANNUAL               ------------------
                                                     COMPENSATION                  AWARDS
                                              ----------------------------   ------------------        OTHER
NAME AND PRINCIPAL POSITION         YEAR         SALARY         BONUS(1)           OPTIONS          COMPENSATION(2)
---------------------------       --------    ------------    ------------   ------------------    ----------------
Brian F. Sullivan                   1997        $205,000        $150,000             --                  $3,200
(President and Chief Executive      1996         150,000              --       250,000 shares                --
Officer)                            1995         150,000              --       121,500 shares                --

Jeffrey T. Dekko (3)                1997        $110,000         $60,345        12,000 shares            $2,575
(Vice President - Marketing)        1996          88,500              --        14,000 shares             1,312
                                    1995          82,000              --        11,000 shares                --

Richard D. Hembree                  1997        $112,000         $49,164        10,000 shares            $2,382
(Vice President - Engineering)      1996          99,900              --             --                   1,996
                                    1995          82,000              --        45,000 shares                --

Charles F. Karpinske (4)            1997        $140,000         $64,280        40,000 shares            $3,023
(Vice President and Chief           1996         112,500              --        25,000 shares                --
Financial Officer)                  1995             N/A             N/A             N/A                    N/A

Sally S. Mainquist                  1997        $107,000         $47,304        10,000 shares            $2,191
(Vice President -                   1996          99,000              --        20,000 shares             1,974
Manufacturing)                      1995          82,000              --             --                      --

Barry B. Van Lerberghe (5)          1997        $110,000         $57,020        12,000 shares            $2,491
(Vice President - Sales)            1996          96,300              --        13,000 shares             2,140
                                    1995          41,885              --        12,000 shares            39,440(6)

-----------------

(1) The executive officers of the Company are eligible to earn annual cash bonuses tied to the level of achievement of annual performance targets.

(2) Represents the Company's matching contribution under its 401(k) Retirement Savings Plan, unless otherwise indicated.

(3) Mr. Dekko and Mr. Van Lerberghe became executive officers of the Company in April 1997.

(4)  Mr. Karpinske's employment with the Company commenced in February 1996.

(5)  Mr. Van Lerberghe's employment with the Company commenced in July 1995.

(6) Represents relocation costs in connection with the hiring of Mr. Van Lerberghe.


AGREEMENTS WITH EXECUTIVES

      The Company, certain investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group"), and Brian F. Sullivan entered into an Executive Restriction Agreement, dated July 19, 1996, in connection with the Company's sale of Convertible Notes to the GS Group. See "Certain Transactions."

      The Company and Charles F. Karpinske entered into an Executive Severance Pay Agreement, dated March 24, 1997, which provides that if Mr. Karpinske's employment with the Company is terminated within 24 months following a "change in control" of the Company, other than termination for cause, voluntary termination by Mr. Karpinske, or termination on account of death or disability, the Company will pay to Mr. Karpinske an amount equal to two times his average annual compensation, including bonus, for the three-year period ending in the year in which his employment terminates, will provide continued coverage under the Company's insurance programs, and will pay him an amount equal to the difference between the aggregate fair market value of shares subject to stock options which are forfeited or become unexercisable as a result of his termination of employment, and the aggregate exercise price of such options. For these purposes, a "change in control" means (i) the dissolution or liquidation of the Company, or a merger, consolidation or other corporate reorganization in which the Company is not the surviving party; (ii) the sale of all or substantially all of the business or assets of the Company; (iii) the acquisition by any person of securities representing more than 25% of the voting power of the Company's outstanding securities; or (iv) individuals who constitute the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors, unless each new director is approved by a two-thirds vote of the directors then in office who were directors at the beginning of such period.

RETIREMENT SAVINGS PLAN

      The Company maintains a profit sharing and savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), which allows employees to contribute up to 15% of their pre-tax income to the 401(k) Plan. The 401(k) Plan includes a discretionary matching contribution by the Company and provides that the Company may make an additional discretionary contribution out of profits at the end of any year. The Company made discretionary matching contributions of $98,000, $61,000 and $34,000 for 1997, 1996 and 1995, respectively. No additional discretionary contributions were made by the Company for 1997, 1996 or 1995.

STOCK OPTIONS

      Since its inception, the Company has utilized stock and stock options to provide incentives and rewards to its employees and directors. The Recovery Engineering, Inc. 1986 Stock Option Plan (the "1986 Option Plan") permits the granting of awards to directors and employees of the Company in the form of stock options. Stock options granted under the 1986 Option Plan may be "incentive stock options" meeting the requirements of Section 422 of the Code or non-qualified options which do not meet the requirements of Section 422. At December 31, 1997, options for an aggregate of 21,650 shares were outstanding under the 1986 Plan. The outstanding options are presently exercisable with respect to 15,950 shares. No additional options may be granted under the 1986 Plan.

      The Recovery Engineering, Inc. 1994 Stock Option and Incentive Plan (the "1994 Plan") permits the granting of awards to employees, consultants and other service providers in the form of incentive stock options, non-qualified stock options and grants of restricted stock. At December 31, 1997, options for an aggregate of 875,300 shares were outstanding under the 1994 Plan, and 154,015 shares were available for grant. The outstanding stock options are presently exercisable with respect to 278,676 shares. Awards may be granted under the 1994 Plan through January 31, 2004. The 1994 Plan may be terminated earlier by the Board of Directors in its sole discretion.

      The 1986 Option Plan and the 1994 Plan are administered by the Compensation Committee of the Board of Directors. These Plans give broad powers to the Committee to administer and interpret the plans, including the authority to select the individuals to be granted awards and to prescribe the particular form and conditions of each award granted. Awards are granted on the basis of various factors, including the individual's capacity for contributing to the successful performance of the Company, the nature of the operations for which the individual is responsible, and the period for which the individual has served or will have served the Company at the vesting of the award.

      The following table sets forth certain information regarding stock options granted to the executive officers named in the Summary Compensation Table during the Company's 1997 fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                 INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                               -----------------------------------------------------     ANNUAL RATES OF STOCK
                                            PERCENT OF TOTAL                            PRICE APPRECIATION FOR
                                             OPTIONS GRANTED   EXERCISE                     OPTION TERM (1)
                                 OPTIONS      TO EMPLOYEES       PRICE    EXPIRATION   -----------------------
NAME                           GRANTED(#)    IN FISCAL YEAR     (S/Sh)       DATE        5% ($)        10% ($)
----                           ----------   -----------------  ---------  ----------   -----------  ----------
Brian F. Sullivan............      --               --             --         --            --          --
Jeffrey T. Dekko.............  12,000(2)           4.8%          $7.00    02/02/2007      $52,827    $133,874
Richard D. Hembree...........  10,000(2)           4.0%          $7.00    02/02/2007      $44,023    $111,562
Charles F. Karpinske.........  40,000(2)          16.0%          $7.00    02/02/2007     $176,090    $446,248
Sally S. Mainquist...........  10,000(2)           4.0%          $7.00    02/02/2007      $44,023    $111,562
Barry B. Van Lerberghe.......  12,000(2)           4.8%          $7.00    02/02/2007      $52,827    $133,874


----------------

(1) Represents the potential net realizable value of each grant of options assuming that the market price of the underlying common stock appreciates in value from its fair market value on the date of grant to the end of the option term at the indicated annual rates.

(2) Each option was granted on February 2, 1997 and vests with respect to 25% of the option shares on the first, second, third and fourth anniversaries of the grant date.

      The following table sets forth certain information regarding the number and value of unexercised stock options held by the executive officer named in the Summary Compensation Table as of the end of the Company's fiscal year ended December 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                                                        VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                             SHARES                      OPTIONS AT YEAR-END(#)           AT YEAR-END($)(1)
                            ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                       ON EXERCISE    REALIZED     EXERCISABLE / UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE
----                      ------------   -----------   ---------------------------   ---------------------------
Brian F. Sullivan........   199,000      $771,125(2)       121,500 / 250,000          $1,275,750 / $2,625,000
Jeffrey T. Dekko.........     --            --              14,750 / 22,250             $231,313 / $380,438
Richard D. Hembree.......     --            --              41,250 / 18,750             $612,188 / $291,563
Charles F. Karpinske.....     --            --              22,500 / 42,500             $371,875 / $721,875
Sally S. Mainquist.......     200          $3,075(3)        19,800 / 17,500             $291,500 / $275,000
Barry B. Van Lerberghe...     --            --              12,250 / 24,750             $194,875 / $413,625


----------------

(1) Based on the difference between the December 31, 1997 closing price of $24.50 per share as reported on the Nasdaq National Market and the exercise price of the options.

(2) Based on the difference between the closing price of $6.375 per share on April 21, 1997, the date of exercise, as reported on the Nasdaq National Market and the exercise price of the options.

(3) Based on the difference between the closing price of $25.50 per share on November 13, 1997, the date of exercise, as reported on the Nasdaq National Market and the exercise price of the option.

      Mr. Sullivan's options that are not currently exercisable will become exercisable in 2005 and may become exercisable earlier if certain sales and income objectives established by the Compensation Committee are achieved by the Company. In addition, the options will become exercisable if Mr. Sullivan's employment with the Company is terminated by reason of his death or disability, or within 24 months following a "change in control" of the Company. For these purposes, a "change in control" means (i) the dissolution or liquidation of the Company, or a merger, consolidation or other corporate reorganization in which the Company is not the surviving party; (ii) the acquisition by any person, other than Wanner Engineering, Inc., of securities representing more than 50% of the voting power of the Company's outstanding securities; or (iii) individuals who constitute the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors, unless each new director is approved by a two-thirds vote of the directors then in office who were directors at the beginning of such period.

DIRECTOR STOCK OPTION PLAN

      The Company's 1993 Director Stock Option Plan (the "Director Option Plan") was adopted by the Board of Directors in 1993 and approved by the shareholders of the Company in 1994. The Director Option Plan provides for the automatic granting of an option for shares of common stock to each non-employee director of the Company on the date of his or her initial election or appointment as a director, and additional options on the date of each annual meeting of shareholders at which the director is reelected by the shareholders. The number of shares covered by such options was 1,000 shares per grant through 1996, and 4,000 shares per grant for 1997 and subsequent years. The exercise price of options granted under the Director Option Plan is equal to 85% of the fair market value of the Common stock on the date of grant. A total of 100,000 shares of the Company's common stock has been reserved for issuance pursuant to options granted under the Director Option Plan. At December 31, 1997, options for an aggregate of 49,000 shares were outstanding under the Director Option Plan, and 51,000 shares were available for grant. All of the outstanding options are presently exercisable.

EMPLOYEE STOCK PURCHASE PLAN

      In 1994, the Company's 1994 Stock Purchase Plan was adopted by the Board of Directors and approved by the shareholders of the Company. The Stock Purchase Plan permits eligible employees to make voluntary contributions through payroll deductions, to be used to purchase stock from the Company on a monthly basis at a price equal to 85% of the fair market value of a share of common stock on the purchase date. An aggregate of 100,000 shares has been reserved for issuance under the Stock Purchase Plan. The number of shares that an employee may purchase under the Stock Purchase Plan may not exceed 500 shares during any calendar year, and the aggregate purchase price of shares purchased by any employee under the Stock Purchase Plan may not exceed $10,000 during any calendar year. The Company issued 9,501 shares, 6,874 shares and 5,312 shares under the Stock Purchase Plan in 1997, 1996 and 1995, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      Decisions and recommendations regarding compensation paid to the Company's executive officers in 1997 were made by a Compensation Committee consisting of John E. Gherty and William F. Wanner, Jr., each of whom is a non-employee director of the Company. Brian F. Sullivan, the only executive officer of the Company who serves on the Board of Directors, abstains from voting on compensation matters affecting his compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company's directors, executive officers and any persons holding more than 10% of the outstanding Common Stock of the Company are required to file with the Securities and Exchange Commission reports concerning their initial ownership of Common Stock and any subsequent changes in such ownership. The Company believes that during 1997 the filing requirements were satisfied on a timely basis by all such persons, except as follows: Initial reports of beneficial ownership by Mr. Dekko and Mr. Van Lerberghe were not timely filed; and one transaction by Mr. Hembree and one transaction by Mr. Thompson were not reported on a timely basis. In making this disclosure, the Company has relied solely on written representations of its directors, officers and beneficial owners of more than 10% of the Common Stock and copies of the reports they have filed with the Securities and Exchange Commission and furnished to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of December 31, 1997, regarding the beneficial ownership of shares of Common Stock of the Company by each director and executive officer of the Company, by all directors and executive officers of the Company as a group, and by each shareholder known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

                                                        NUMBER OF SHARES             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIALLY OWNED(1)     OUTSTANDING SHARES(2)
------------------------------------                  ---------------------     ---------------------
Certain investment funds affiliated with
  The Goldman Sachs Group, L.P. (3)..................      1,015,101                    18.2%
85 Broad Street
New York, NY 10004

Investment Advisers, Inc. (4)........................        620,300                    13.6%
3700 First Bank Place
Minneapolis, MN 55440

Wanner Engineering, Inc. (5).........................        596,100                    13.1%
1204 Chestnut Avenue
Minneapolis, MN 55403

US Trust Company of New York (6).....................        370,036                     8.1%
114 West 47th Street
New York, NY 10036

Nevis Capital Management, Inc. (7)...................        311,300                     6.8%
1119 St. Paul Street
Baltimore, MD 21202

DIRECTORS AND EXECUTIVE OFFICERS:

Brian F. Sullivan (8) (9)............................        530,000                    11.3%

Jeffrey T. Dekko (8).................................         15,263                     *

Richard D. Hembree (8)...............................         72,150                     1.6%

Charles F. Karpinske (8).............................         22,500                     *

Sally S. Mainquist (8)...............................         20,615                     *

Barry B. Van Lerberghe (8)...........................         16,050                     *

Robert R. Gheewalla (10).............................             --                     *

John E. Gherty (8)(11)...............................         56,451                     1.2%

Sanjay H. Patel (8)(12)..............................          5,700                     *

William D. Thompson (8)..............................         21,000                     *

William F. Wanner, Jr. (8)(13).......................        660,150                    14.5%

Ronald W. Weber (8)..................................         28,000                     *

Richard J. Zeckhauser (8)(14)........................         92,500                     2.0%

All directors and executive officers as a group
  (13 persons, including those named above) (8)......      1,540,379                    31.9%


----------------------

*  Less than one percent.

(1) Each person has sole voting and sole power with respect to all outstanding shares, except as noted.

(2) Based on 4,548,249 shares outstanding at December 31, 1997. Such amount does not include 2,094,051 shares of Common Stock issuable upon exercise of stock options and warrants or conversion of Convertible Notes outstanding at December 31, 1997. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options or the conversion of the Convertible Notes.

(3) Reflects information included on a Schedule 13D, dated October 1, 1997, filed with the Securities and Exchange Commission by certain investment partnerships, of which affiliates of The Goldman Sachs Group, L.P. ("GS Group") are the general partner, managing general partner, managing partner or investment manager. Includes (i) 1,010,101 shares which may be acquired upon the conversion of Convertible Notes owned by the investment partnerships, and (ii) 5,000 shares subject to options held for the benefit of the GS Group by Mr. Patel (see Notes 8 and 12). Includes Convertible Notes held of record by GS Capital Partners II, L.P., currently convertible into 633,766 shares, Convertible Notes held of record by GS Capital Partners II Offshore, L.P., currently convertible into 251,948 shares, Convertible Notes held of record by Stone Street Fund 1996, L.P., currently convertible into 60,191 shares, Convertible Notes held of record by Bridge Street Fund 1996, L.P. , currently convertible into 40,819 shares, and Convertible Notes held of record by Goldman, Sachs & Co. Verwaltungs GmbH, currently convertible into 23,377 shares. Does not include up to 367,309 aggregate shares of Common Stock in respect of certain reset rights held by the investment partnerships. GS Group disclaims beneficial ownership of the shares owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates.

(4) Reflects information as of December 31, 1997, based on a Schedule 13G, dated January 30, 1998, filed by such company with the Securities and Exchange Commission, which indicates that the shareholder has sole voting power and sole dispositive power with respect to 464,500 shares and shared voting power and shared dispositive power with respect to 155,800 shares.

(5) Mr. Wanner, a director of the Company, is a director, officer and principal shareholder of Wanner Engineering, Inc. Such shares are also included in the shares beneficially owned by Mr. Wanner.

(6) Reflects information as of December 31, 1997, based on a Schedule 13G, dated February 6, 1998, filed by such company with the Securities and Exchange Commission, which indicates that the shareholder has shared voting power and shared dispositive power with respect to said shares.

(7) Reflects information as of December 31, 1996, based on a Schedule 13G, dated February 12, 1997, filed by such company with the Securities and Exchange Commission, which indicates that the shareholder has sole voting power and sole dispositive power with respect to said shares.

(8) Includes shares which could be purchased within 60 days upon the exercise of stock options as follows: Mr. Sullivan, 121,500 shares; Mr. Dekko, 14,750 shares; Mr. Hembree, 41,250 shares; Mr. Karpinske, 22,500 shares; Ms. Mainquist, 19,800 shares, Mr. Van Lerberghe, 12,250 shares; Mr. Gherty, 9,000 shares; Mr. Patel, 5,000 shares; Mr. Thompson, 6,000 shares; Mr. Wanner, 10,000 shares; Mr. Weber, 8,000 shares; Dr. Zeckhauser, 8,500 shares; and all directors and executive officers as a group, 278,550 shares.

(9)  Mr. Sullivan's address is 9300 North 75th Avenue, Minneapolis, MN 55428.

(10) Does not include securities that may be deemed to be beneficially owned by GS Group (see Note 3). Mr. Gheewalla, a director of the Company, is an associate of Goldman, Sachs & Co., the investment manager for certain of the investment partnerships. Mr. Gheewalla disclaims beneficial ownership of such securities.

(11) Includes 10,701 shares held by Mr. Gherty as custodian for his minor children.

(12) Includes 5,000 shares subject to options held for the benefit of GS Group with which Mr. Patel was previously associated. Mr. Patel disclaims beneficial ownership of such securities.

(13) Includes 2,200 shares held by Mr. Wanner as trustee for members of his family and 596,100 shares owned by Wanner Engineering, Inc., of which Mr. Wanner is a director, officer and principal shareholder.

(14) Includes 25,000 shares owned by Dr. Zeckhauser's wife. Dr. Zeckhauser, having no voting or dispositive powers with respect to such shares, disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On July 19, 1996, the Company entered into a Securities Purchase Agreement with five investment partnerships affiliated with GS Group, L.P. ("GS Group"), pursuant to which the Company issued to GS Group $15 million principal amount of its 5% Convertible Notes Due 2003 (the "Convertible Notes"). The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $14.85 per share, subject to customary anti-dilution provisions. The Convertible Notes may be converted to common stock at any time at the option of GS Group or, if certain conditions are satisfied, after January 18, 2000 by the Company. The Convertible Notes bear interest at the rate of 5% per annum, payable quarterly on March 31, June 30, September 30, and December 31 in each year, commencing September 30, 1996, until the principal of the Convertible Notes becomes due and payable. The principal amount of the Convertible Notes is due and payable on July 18, 2003. The Convertible Notes may be prepaid in whole or in part at any time by the Company, without penalty, provided that if less than the entire indebtedness evidenced by the Convertible Notes is to be prepaid by the Company, it must offer to repay the Convertible Notes pro rata from each holder thereof.

      Under the Securities Purchase Agreement, for so long as at least 25% of the initial amount of Convertible Notes remain outstanding and GS Group holds at least a majority of the outstanding Convertible Notes, at each meeting for the election of directors of the Company, the Company is to use its best efforts to cause to be elected to, and maintained as a member of, the Company's Board of Directors, one person designated by GS Group. The representative is to be a member of the Company's executive and finance committees, if any, or any other committee performing substantially similar functions and, upon request by the representative, any other committee of the Board of Directors. The Company has also agreed that if, at any time, GS Group does not have a representative on the Company's Board of Directors, GS Group will be entitled to have an observer present at all meetings of the Company's Board. Robert R. Gheewalla currently serves as a director of the Company as the designee of GS Group.

      In connection with the sale of the Convertible Notes, the Company, GS Group and Brian F. Sullivan entered into an Executive Restriction Agreement, dated July 19, 1996. The Executive Restriction Agreement prohibits, subject to certain exceptions, Mr. Sullivan's sale of common stock of the Company until July 19, 1998. After that date, Mr. Sullivan may not sell or otherwise transfer in any transaction more than 25% of the common stock (including shares subject to stock options) which he held as of July 19, 1996 unless the holders of the Convertible Notes are allowed to participate in such sale on a pro rata basis. Under the Executive Restriction Agreement, Mr. Sullivan also has agreed to refrain from competing with the Company for three years after (i) his employment with the Company is terminated for cause or (ii) he resigns from the Company other than for good reason (as defined in the Executive Restriction Agreement).

      In April 1997, Brian F. Sullivan exercised stock options for an aggregate of 199,000 shares of Common Stock, and paid the exercise price of the options by delivering to the Company a Promissory Note in the principal amount of $497,500. The Note bears interest at the rate of 9.25% per annum, and matures on June 30, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THE REPORT:

     1.   FINANCIAL STATEMENTS.

          The following financial statements of Recovery Engineering, Inc. are included as a separate section of this Report, beginning at page F-1:

          Report of Independent Auditors
          Balance sheets as of December 31, 1996 and 1997
          Statements of Operations for the Years ended December 31, 1995, 1996 and 1997
          Statements of Cash Flows for the Years ended December 31, 1995, 1996 and 1997
          Statement of Changes in Shareholders' Equity for the Years ended
            December 31, 1995, 1996 and 1997
          Notes to Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES.

          The following schedule supporting financial statements for the three years ended December 31, 1997 is filed herewith:

          Schedule II - Valuation and Qualifying Accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   LISTING OF EXHIBITS.

          EXHIBIT
          NO.       DESCRIPTION

          3.1       Articles of Incorporation of Recovery Engineering, Inc.
          3.2       Bylaws of Recovery Engineering, Inc.
          4.1       Rights Agreement dated as of January 30, 1996 between
                    Recovery Engineering, Inc. and Norwest Bank Minnesota,
                    National Association, as Rights Agent
          4.1.1     Amendment No. 1 dated as of February 3, 1998 to Rights
                    Agreement between Recovery Engineering, Inc. and Norwest
                    Bank Minnesota, National Association, as Rights Agent
          10.1 *    Recovery Engineering, Inc. 1986 Stock Option Plan, as
                    amended
          10.2 *    Recovery Engineering, Inc. 1993 Director Stock Option Plan
          10.3 *    Recovery Engineering, Inc. 1994 Stock Purchase Plan
          10.4 *    Recovery Engineering, Inc. 1994 Stock Option and Incentive
                    Plan
          10.5      Supplier Agreement dated November 25, 1996, between
                    Thermotech and Recovery Engineering, Inc.
          10.6      Form of Distributor Agreement
          10.7      Financing Agreement dated March 31, 1997 between Recovery
                    Engineering, Inc. and First Bank National Association
          10.8      Securities Purchase Agreement dated July 19, 1996 by and
                    among Recovery Engineering, Inc. and investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group")
          10.9      Registration Rights Agreement dated July 19, 1996 by and
                    among Recovery Engineering, Inc. and GS Group
          10.10 *   Executive Restriction Agreement dated July 19, 1996 by and among Recovery Engineering, Inc., GS Group and Brian F.
                    Sullivan
          10.11 *   Executive Severance Pay Agreement dated March 24, 1997
                    between Recovery Engineering, Inc. and Charles F. Karpinske

          10.12 Lease Agreement dated November 8, 1996 between Ryan Companies US, Inc. and Recovery Engineering, Inc.
          10.12.1 First Amendment to Lease dated December 20, 1996, between Ryan Companies US, Inc. and Recovery Engineering, Inc.
          10.12.2 Second Amendment to Lease dated May 1, 1997, between Ryan Recovery, LLC and Recovery Engineering, Inc.
          10.12.3 Third Amendment to Lease dated December 22, 1997, between Ryan Recovery, LLC and Recovery Engineering, Inc.
          21.1      Subsidiary of Recovery Engineering, Inc.
          23.1      Consent of Ernst & Young LLP
          27.1      Financial Data Schedule

-------------

*    Management Contracts

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RECOVERY ENGINEERING, INC.


Date: February 24, 1998                By  /s/ Brian F. Sullivan
                                          --------------------------------------
                                           Brian F. Sullivan
                                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                                      DATE

 /s/ Brian F. Sullivan                President, Chief Executive Officer and     February 24, 1998
--------------------------------      Director (Principal Executive Officer)
Brian F. Sullivan


 /s/ Charles F. Karpinske             Vice President and Chief Financial         February 24, 1998
--------------------------------      Officer (Principal Financial and
Charles F. Karpinske                  Accounting Officer)


 /s/ Robert R. Gheewalla              Director                                   February 12, 1998
--------------------------------
Robert R. Gheewalla


 /s/ John E. Gherty                   Director                                   February 10, 1998
--------------------------------
John E. Gherty


 /s/ Sanjay H. Patel                  Director                                   February 18, 1998
--------------------------------
Sanjay H. Patel


 /s/ William D. Thompson              Director                                   February 16, 1998
--------------------------------
William D. Thompson


 /s/  William F. Wanner, Jr.          Director                                   February 24, 1998
--------------------------------
William F. Wanner, Jr.


                                      Director                                   February __, 1998
--------------------------------
Ronald W. Weber


 /s/ Richard J. Zeckhauser            Director                                   February 10, 1998
--------------------------------
Richard J. Zeckhauser


                          INDEX TO FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                  -----
 Report of Independent Auditors ...............................................    F-2
 Balance Sheets as of December 31, 1996 and 1997 ..............................    F-3
 Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997     F-4
 Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997     F-5
 Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1995, 1996 and 1997 ............................................    F-6
 Notes to Financial Statements ................................................    F-7


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Recovery Engineering, Inc.

     We have audited the accompanying balance sheets of Recovery Engineering, Inc. as of December 31, 1996 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recovery Engineering, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   Ernst & Young LLP

Minneapolis, Minnesota
January 30, 1998

                           RECOVERY ENGINEERING, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 DECEMBER 31,
                                                          ---------------------------
                                                              1996           1997
                                                          ------------   ------------

                                     ASSETS

Current assets:
 Cash and cash equivalents ............................    $   5,988      $     261
 Marketable securities ................................        1,542             --
 Accounts receivable (net of allowance of $212 for 1996
  and $314 for 1997) ..................................        8,109         16,236
 Inventory ............................................        4,926          7,594
 Other current assets .................................          304          1,522
                                                           ---------      ---------
Total current assets ..................................       20,869         25,613
Property and equipment:
 Tooling ..............................................        6,057          9,815
 Equipment and fixtures ...............................        6,569          9,123
                                                           ---------      ---------
                                                              12,626         18,938
 Less accumulated depreciation ........................        3,003          4,771
                                                           ---------      ---------
                                                               9,623         14,167

Deferred income taxes .................................        1,512          1,512
Patents (net of accumulated amortization) .............          766            732
Other assets ..........................................          487            676
Note receivable -- related party ......................           --            498
                                                           ---------      ---------
Total assets ..........................................    $  33,257      $  43,198
                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank line of credit ..................................    $      --      $   7,161
 Accounts payable .....................................        6,483          8,336
 Accrued facility relocation costs ....................          608            217
 Accrued marketing expenses ...........................          861          1,781
 Accrued coop advertising .............................        1,050          2,138
 Other accrued expenses ...............................        2,124          3,836
                                                           ---------      ---------
Total current liabilities .............................       11,126         23,469
Long term debt ........................................       15,000         15,000

Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized shares -- 100,000,000
    Issued and outstanding shares 1996 -- 4,325,710 and
    1997 -- 4,548,249 .................................           43             45
 Additional paid-in capital ...........................       20,313         21,364
 Retained earnings (deficit) ..........................      (13,225)       (16,680)
                                                           ---------      ---------
Total shareholders' equity ............................        7,131          4,729
                                                           ---------      ---------
Total liabilities and shareholders' equity ............    $  33,257      $  43,198
                                                           =========      =========

                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        1995           1996           1997
                                                    ------------   ------------   ------------
Net sales .......................................     $ 22,921      $  33,277       $ 71,243
Cost of products sold ...........................       13,959         20,756         37,417
                                                      --------      ---------       --------
Gross profit ....................................        8,962         12,521         33,826
Operating expenses:
 Selling, general and administrative ............       14,692         21,803         32,815
 Research and development .......................        2,021          2,007          3,082
 Facility relocation costs ......................           --            973             --
                                                      --------      ---------       --------
                                                        16,713         24,783         35,897
                                                      --------      ---------       --------
Loss from operations ............................       (7,751)       (12,262)        (2,071)
Other income (expense):
 Interest income ................................          551            220             43
 Interest expense ...............................         (126)          (457)        (1,427)
                                                      --------      ---------       --------
Loss before income taxes ........................       (7,326)       (12,499)        (3,455)
Income tax benefit ..............................       (2,564)            --             --
                                                      --------      ---------       --------
Net loss ........................................     $ (4,762)     $ (12,499)      $ (3,455)
                                                      ========      =========       ========
Net loss per share -- basic and diluted .........     $  (1.12)     $   (2.90)      $  (0.77)
                                                      ========      =========       ========
Weighted average shares .........................        4,239          4,307          4,471
                                                      ========      =========       ========

                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                    1995            1996           1997
                                                                ------------   -------------   ------------
OPERATING ACTIVITIES
Net loss ....................................................     $ (4,762)      $ (12,499)     $  (3,455)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization .............................          852           1,396          1,883
  Write off of leasehold improvements .......................           --             365             --
  Deferred income taxes .....................................       (1,775)             --             --
  Changes in operating assets and liabilities:
    Accounts receivable .....................................         (207)         (3,913)        (8,127)
    Inventory ...............................................       (3,554)          1,247         (2,668)
    Refundable income taxes .................................         (975)          1,177             --
    Other current assets ....................................           69              80         (1,218)
    Other assets ............................................           --            (487)          (687)
    Accounts payable ........................................        1,489           3,571          1,853
    Accrued expenses ........................................          807           3,363          3,329
                                                                  --------       ---------      ---------
Net cash used in operating activities .......................       (8,056)         (5,700)        (9,090)

INVESTING ACTIVITIES
Purchase of marketable securities ...........................       (2,511)        (12,185)            --
Sale of marketable securities ...............................        4,963          11,665          1,542
Purchase of investments .....................................         (614)             --             --
Sale of investments .........................................        5,116              --             --
Purchase of property and equipment ..........................       (4,601)         (4,117)        (6,312)
Purchase of patents .........................................         (216)           (166)           (81)
                                                                  --------       ---------      ---------
Net cash (used in) provided by investing activities .........        2,137          (4,803)        (4,851)

FINANCING ACTIVITIES
Gross borrowings -- bank line of credit .....................           --              --         52,181
Gross repayments -- bank line of credit .....................           --              --        (45,020)
Issuance of warrants ........................................           --              --            328
Proceeds from issuance of long-term debt ....................           --          15,000             --
Exercise of stock options and warrants ......................        1,342             334            725
Common stock acquired .......................................          (45)           (134)            --
                                                                  --------       ---------      ---------
Net cash provided by financing activities ...................        1,297          15,200          8,214
                                                                  --------       ---------      ---------
Increase (decrease) in cash and cash equivalents ............       (4,622)          4,697         (5,727)
Cash and cash equivalents at beginning of year ..............        5,913           1,291          5,988
                                                                  --------       ---------      ---------
Cash and cash equivalents at end of year ....................     $  1,291       $   5,988      $     261
                                                                  ========       =========      =========

                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        COMMON STOCK                              RETAINED
                                                  ------------------------      ADDITIONAL        EARNINGS
                                                      SHARES       AMOUNT     PAID-IN CAPITAL     (DEFICIT)        TOTAL
                                                  -------------   --------   ----------------   ------------   ------------
December 31, 1994 .............................     4,002,414       $ 40         $18,819         $   4,036      $  22,895
 Stock options and warrants exercised .........       251,525          2           1,270                --          1,272
 Employee stock purchase plan .................         5,312         --              70                --             70
 Common stock acquired ........................        (2,528)        --             (45)               --            (45)
 Net loss for year ............................            --         --              --            (4,762)        (4,762)
                                                    ---------       ----         -------         ---------      ---------
December 31, 1995 .............................     4,256,723         42          20,114              (726)        19,430
 Stock options and warrants exercised .........        71,375          1             272                --            273
 Employee stock purchase plan .................         6,874         --              61                --             61
 Common stock acquired ........................        (9,262)        --            (134)               --           (134)
 Net loss for year ............................            --         --              --           (12,499)       (12,499)
                                                    ---------       ----         -------         ---------      ---------
December 31, 1996 .............................     4,325,710         43          20,313           (13,225)         7,131
 Stock options and warrants exercised .........       213,038          2             605                --            607
 Employee stock purchase plan .................         9,501         --             118                --            118
 Issuance of warrants .........................            --         --             328                --            328
 Net loss for year ............................            --         --              --            (3,455)        (3,455)
                                                    ---------       ----         -------         ---------      ---------
December 31, 1997 .............................     4,548,249       $ 45         $21,364         $ (16,680)     $   4,729
                                                    =========       ====         =======         =========      =========

                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 1. BUSINESS ACTIVITY

     Recovery Engineering, Inc., (the Company) manufactures and markets low energy desalinators, antimicrobial water purifiers and microfilters, and residential water filters sold primarily to retailers under the PUR brand name for residential, marine, military and recreational use in the United States and foreign markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Marketable securities and investments are classified as available for sale and consist primarily of commercial paper, US Treasury Notes and municipal bonds. At December 31, 1997, the Company had no marketable securities. At December 31, 1996, the market value of marketable securities and investments approximates cost.

     Sales are recorded upon shipment of product. The Company performs periodic credit evaluation of its customers' financial condition and generally does not require collateral. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management's expectations.

     Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventory cost elements consist of raw materials, purchased parts, direct labor and applied manufacturing overhead.

     The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). The Company adopted the disclosure only provisions of Statement 123. Accordingly, the Company has made pro forma disclosures of what net loss and loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

     Property and equipment are stated at cost. The Company depreciates these assets over their estimated useful lives ranging from three to ten years. Depreciation expense was $767,000, $1,294,000 and $1,768,000 for the years ended 1995, 1996, and 1997, respectively.

     Patents are stated at cost and are amortized on a straight-line basis ranging from three to fifteen years. The carrying value of a patent will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that patent cost will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the patents will be reduced by the estimated shortfall of cash flows.

     Deferred financing costs which are included in other assets are being amortized over a five year period.

     The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Advertising costs are charged to operations in the year incurred. Advertising costs charged to operations were $6,372,000, $9,541,000 and $14,602,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

     In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements

NOTE 3. INVENTORIES

     Inventories consist of the following:

                                         DECEMBER 31
                                -----------------------------
                                     1996            1997
                                -------------   -------------
   Finished goods ...........    $1,704,000      $1,981,000
   Work in progress .........        95,000         157,000
   Raw materials ............     3,127,000       5,456,000
                                 ----------      ----------
                                 $4,926,000      $7,594,000
                                 ==========      ==========

NOTE 4. RELATED PARTY NOTE RECEIVABLE

     At December 31, 1997 the Company had a note receivable of approximately $498,000 due from its president and CEO. The note bears interest at 9.25%. Principal and interest are due and payable in one installment on June 30, 1999. The proceeds of the note were used to exercise stock options which were nearing their expiration date.

NOTE 5. DEBT

     Long-term debt consists of a $15.0 million convertible loan with certain investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group") which bears interest at 5% per annum and expires in 2003. Interest on the loan is paid quarterly. GS Group may convert the outstanding balance of the loan into shares of Common Stock at a conversion price of $14.85 per share at any time during the life of the loan. If not converted, the loan is payable in annual installments starting August 2001. The estimated fair value of the convertible loan, based on the Company's incremental borrowing rate for similar liabilities, approximates its carrying value.

     The Company had no bank debt at December 31, 1996, compared with $7.2 million at December 31, 1997. In March 1997, the Company obtained a $14.0 million credit facility secured by equipment, inventory, receivables, and intangibles. The credit facility consists of a $10.0 million discretionary working capital line-of-credit, limited to eligible receivables and inventory, which bears interest at the bank reference rate plus 1.25%, and a $4.0 million equipment loan which bears interest at the bank reference rate plus 2.50%. The principal amount of the equipment loan is payable over a 42-month period commencing October 1998, unless demand is made sooner. Other borrowings under the credit facility

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 5. DEBT (CONTINUED)

are due on demand. The Company's weighted average interest rate on the bank debt for 1997 was 10.2%. Borrowings under this agreement are limited to $10.0 million in 1997 and $12.5 million in 1998 by provisions in the convertible loan agreement. The Company received a waiver allowing it to make full use of the $14.0 million credit facility for the fourth quarter of 1997. In connection with the acquisition of the credit facility, the Company issued warrants to the bank for the purchase of 80,000 shares of Common Stock at $7.00 per share. The warrants cannot be exercised until October 8, 1998 and expire six years from the effective date of the credit facility. The Company has estimated the value of the warrants to be $328,000, which has been included in additional paid-in capital and is being amortized over the estimated life of the warrants.

NOTE 6. STOCK OPTIONS AND WARRANTS

     The Company has various incentive and non-qualified stock option plans which it uses as an incentive for directors, officers, and other employees, consultants and technical advisors. Options are granted at fair market values determined on the date of grant and vesting normally occurs over a four year period. The Company adopted the 1993 Director Stock Option Plan, a non-qualified stock option plan, to provide non-employee directors with an automatic annual stock option grant at 85% of fair market value on the date of grant.

     Shares available and options outstanding are as follows:


                                                                                                             WEIGHTED
                                                PLAN                                           DIRECTOR       AVERAGE
                                              OPTIONS            PLAN          NON-PLAN          PLAN        EXERCISE
                                           AVAILABLE FOR       OPTIONS         OPTIONS         OPTIONS         PRICE
                                               GRANT         OUTSTANDING     OUTSTANDING     OUTSTANDING     PER SHARE
                                          ---------------   -------------   -------------   -------------   ----------
Balance at December 31, 1994. .........        280,611          610,425          500            10,000       $  4.32
 Additional shares reserved ...........        350,000               --           --                --            --
 Granted ..............................       (306,475)         306,475           --             8,000         13.86
 Exercised ............................             --         (251,525)          --                --          2.30
 Canceled .............................         14,125          (14,125)          --                --         12.90
                                              --------         --------          ---            ------       -------
Balance at December 31, 1995 ..........        338,261          651,250          500            18,000          8.97
 Granted ..............................       (410,850)         410,850           --             7,000         12.04
 Exercised ............................             --          (71,375)          --                --          3.75
 Canceled .............................         95,700          (95,700)          --                --         11.27
                                              --------         --------          ---            ------       -------
Balance at December 31, 1996. .........         23,111          895,025          500            25,000          9.77
 Additional shares reserved ...........        350,000               --           --                --            --
 Granted ..............................       (249,825)         249,825           --            24,000         13.59
 Exercised ............................             --         (212,925)          --                --          2.86
 Canceled .............................         34,975          (34,975)          --                --         10.52
                                              --------         --------          ---            ------       -------
Balance at December 31, 1997 ..........        158,261          896,950          500            49,000       $ 12.49
                                              ========         ========          ===            ======       =======

     The weighted average fair value of options granted in 1995, 1996 and 1997 was $6.77, $6.35 and $8.52, per share, respectively. The exercise price of options outstanding at December 31, 1997 ranged from $2.50 to $29.19 per share as summarized in the following table:

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 6. STOCK OPTIONS AND WARRANTS (CONTINUED)


                           NUMBER         WEIGHTED AVERAGE                             WEIGHTED AVERAGE
 RANGE OF EXERCISE     OUTSTANDING AT         REMAINING        NUMBER EXERCISABLE     EXERCISE PRICE PER
       PRICES             12/31/97        CONTRACTUAL LIFE         AT 12/31/97              SHARE
-------------------   ----------------   ------------------   --------------------   -------------------
 $ 2.50 - $10.00          256,000            10 years                 65,438              $  7.26
 $10.01 - $12.00          180,150             8 years                 84,388              $ 10.22
 $12.01 - $14.00          397,400             9 years                143,375              $ 13.92
 $14.01 - $29.19          112,900            10 years                  1,425              $ 22.92
-------------------       -------        ------------------          -------              -------
 $ 2.50 - $29.19          946,450             9 years                294,626              $ 12.49
===================       =======        ==================          =======              =======

     The number of stock options exercisable at December 31, 1995 and 1996 were 391,025 and 403,350, respectively, at a weighted average price of $7.30 and $7.68, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively; risk-free interest rate of 6%; volatility factor of the expected market price of the Company's Common Stock of .55 and a weighted-average expected life of the options of 6 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:


                                                          1995                1996               1997
                                                    ----------------   -----------------   ----------------
   Pro forma net loss ...........................     $ (5,024,000)      $ (13,102,000)      $ (4,254,000)
   Pro forma net loss per common share ..........     $      (1.19)      $       (3.05)      $      (0.95)

     These pro forma amounts may not be indicative of future years' amounts since the statement provides for a phase in of option values beginning with those granted in 1995.

     The Company has a warrant outstanding for the purchase of 57,500 shares of Common Stock at $8.40 per share, which expires in 1998.

     The Company has an Employee Stock Purchase Plan with 100,000 shares reserved for issuance under the plan. During 1995, 1996 and 1997, 5,312, 6,874 and 9,501 shares were issued under the plan at prices ranging from $5.84 to $25.73. Approximately 75,000 shares remain reserved for future issuance.

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                          1996             1997
                                                       -----------     -----------
Deferred tax assets:
 Net operating loss carryforward ..................    $ 5,590,000     $ 8,070,000
 Tax benefit of nonqualified stock options ........        530,000         449,000
 Warranty reserve .................................        130,000         296,000
 Inventory obsolescence ...........................         81,000         150,000
 Bad debt reserve .................................         76,000         130,000
 Facility relocation costs ........................        350,000          78,000
 Accrued expenses .................................        165,000          74,000
 Other ............................................         34,000          29,000
                                                       -----------     -----------
Total deferred tax assets .........................      6,956,000       9,276,000

Deferred tax liabilities:
 Tax depreciation in excess of financial reporting
  depreciation ....................................        769,000       1,670,000
 Tax amortization of patents in excess of financial
  reporting amortization ..........................        116,000         108,000
                                                       -----------     -----------
Total deferred tax liabilities ....................        885,000       1,778,000
                                                         6,071,000       7,498,000
Valuation allowance ...............................     (4,496,000)     (5,923,000)
                                                       -----------     -----------
Net deferred tax assets ...........................    $ 1,575,000     $ 1,575,000
                                                       ===========     ===========


     Significant components of the provision for income taxes are as follows:


                                       YEAR ENDED DECEMBER 31,
                                 -----------------------------------
                                       1995          1996      1997
                                 ----------------   ------   -------
      Current:
       Federal ...............     $ (1,256,000)     $ --     $ --
       State .................               --        --       --
                                   ------------      ----     ----
       Total current .........       (1,256,000)       --       --
                                   ------------      ----     ----
      Deferred:
       Federal ...............       (1,158,000)       --       --
       State .................         (150,000)       --       --
                                   ------------      ----     ----
      Total deferred .........       (1,308,000)       --       --
                                   ------------      ----     ----
                                   $ (2,564,000)     $ --     $ --
                                   ------------      ----     ----

     The Company has a net operating loss carryforward of $23,664,000 available to offset future taxable income, which begins to expire in 2010. Cash paid for income taxes amounted to $31,000, $0, and $0 in 1995, 1996, and 1997, respectively.

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 7. INCOME TAXES (CONTINUED)

     A reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate is as follows:


                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                     1995               1996               1997
                                                               ----------------   ----------------   ----------------
   Income taxes (benefit) at statutory rate (34%). .........     $ (2,491,000)      $ (4,249,000)      $ (1,175,000)
   State tax net of federal benefit ........................         (100,000)          (255,000)           (69,000)
   Effect of tax rate changes on NOL carryback .............          171,000                 --                 --
   Valuation allowance .....................................               --          4,496,000          1,427,000
   Other ...................................................         (144,000)             8,000           (183,000)
                                                                 ------------       ------------       ------------
   Provision (benefit) for income taxes ....................     $ (2,564,000)      $         --       $         --
                                                                 ------------       ------------       ------------
   Effective rate ..........................................               35%                --%                --%
                                                                 ------------       -------------      -------------

NOTE 8. RETIREMENT SALARY SAVINGS PLAN

     The Company has a defined contribution 401(k) plan that covers all full-time employees who have six months of vested service. Employees are allowed to contribute up to 15% of their pre-tax income to the plan. Employee salary deferrals are matched by the Company at a rate of 100% of the first 1% of salary deferred and 25% of the next 4% of salary deferred. The Company contributions to this plan for each of the years ended December 31, 1995, 1996, and 1997 were $34,000, $61,000, and $98,000, respectively.

NOTE 9. SALES AND SEGMENT INFORMATION

     The Company, operating in a single business segment, designs, manufactures and markets water purification products. The Company's manufacturing and distribution operations are located within the United States. Export sales for 1995, 1996, and 1997 amounted to $2.6 million, $3.9 million, and $6.3 million, respectively. During 1995, four customers accounted for approximately 39% of the total net sales. During 1996, three customers accounted for approximately 23% of the total net sales. During 1997, two customers accounted for approximately 23% of the total net sales.

NOTE 10. COMMITMENTS

     The Company has noncancelable operating lease agreements for its facilities in Minneapolis, Minnesota extending through April 2008. Under the terms of the lease agreements, the Company is responsible for base rent and all operating costs associated with the building. Total rent expense was $393,000, $469,000 and $695,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Future minimum rental lease commitments are as follows: 1998 -- $837,000; 1999 -- $717,000; 2000 -- $738,000; 2001 -- $613,000; 2002 -- $682,000; thereafter --
$3,698,000.

     In the fourth quarter of 1997, management entered into an agreement to expand the Company's facility. The Company entered into a noncancelable operating lease agreement for an expansion to its facility in Brooklyn Park, Minnesota extending through April 2008. Under the terms of the lease agreement, the Company will be responsible for base rent and all operating costs associated with the addition. Future minimum rental lease commitments are as follows: 1998 -- $408,000; 1999 -- $544,000; 2000 -- $544,000; 2001 -- $544,000; 2002 --
$605,000; thereafter -- $3,281,000.

     The Company incurred expenses of $973,000 for the year ended December 31, 1996, primarily related to the writedown of certain fixed assets, buildout costs, future lease payments on the original lease, and real estate commissions associated with the relocation to its new facility.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           RECOVERY ENGINEERING, INC.


(in thousands)
                                                                       Additions
                                                           ------------------------------
                                            Balance at     Charged to
                                           Beginning of     Costs and    Charged to Other                Balance at End
Description                                   Period        Expenses         Accounts       Deductions      of Period
-----------                                   ------        --------         --------       ----------      ---------
YEAR ENDED DECEMBER 31, 1997
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts       $212          $148                              $46(1)         $314
     Reserve for inventory obsolescence         $226          $471                             $279(2)         $418

YEAR ENDED DECEMBER 31, 1996
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts       $ 57          $315                             $160(1)         $212
     Reserve for inventory obsolescence         $112          $430                             $316(2)         $226

YEAR ENDED DECEMBER 31, 1995
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts        $32          $119                              $94(1)          $57
     Reserve for inventory obsolescence          $--          $112                              $--            $112


---------------------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off

                                INDEX TO EXHIBITS


EXHIBIT
NO.           DESCRIPTION                                           METHOD OF FILING
---           -----------                                           ----------------
3.1           Articles of Incorporation of Recovery                 Filed as Appendix 1 to the Company's
              Engineering, Inc.                                     Proxy Statement dated March 27, 1996 (File
                                                                    No. 0-21232) and incorporated herein by
                                                                    reference

3.2           Bylaws of Recovery Engineering, Inc.                  Filed as Appendix 2 to the Company's
                                                                    Proxy Statement dated March 27, 1996 (File
                                                                    No. 0-21232) and incorporated herein by
                                                                    reference

4.1           Rights Agreement dated as of January 30, 1996         Filed as Exhibit 4.1 to the Company's Form
              between Recovery Engineering, Inc. and                8-A Registration Statement dated February
              Norwest Bank Minnesota, National                      20, 1996 (File No. 0-21232) and
              Association, as Rights Agent                          incorporated herein by reference

4.1.1         Amendment No. 1 dated as of February 3, 1998          Filed electronically herewith
              to Rights Agreement between Recovery
              Engineering, Inc. and Norwest Bank
              Minnesota, National Association, as Rights
              Agent

10.1 *        Recovery Engineering, Inc. 1986 Stock Option          Filed as Exhibit 10.6 to the Company's
              Plan, as amended                                      Registration Statement on Form SB-2 (No.
                                                                    33-57826C) and incorporated herein by
                                                                    reference

10.2 *        Recovery Engineering, Inc. 1993 Director              Filed as Exhibit 10.7 to the Company's
              Stock Option Plan                                     Annual Report on Form 10-K for the year
                                                                    ended December 31, 1993 (File No. 0-
                                                                    21232) and incorporated herein by reference

10.3 *        Recovery Engineering, Inc. 1994 Stock                 Filed as Exhibit 10.8 to the Company's
              Purchase Plan                                         Annual Report on Form 10-K for the  year
                                                                    ended December 31, 1993 (File No. 0-
                                                                    21232) and incorporated herein by reference

10.4 *        Recovery Engineering, Inc. 1994 Stock Option          Filed as Exhibit 99.1 to the Company's
              and Incentive Plan, as amended                        Registration Statement on Form S-8 (No.
                                                                    333-41621) and incorporated herein by
                                                                    reference

10.5          Supplier Agreement dated November 25, 1996,           Filed electronically herewith
              between Thermotech and Recovery
              Engineering, Inc.

10.6          Form of Distributor Agreement                         Filed as Exhibit 10.3 to the Company's
                                                                    Registration Statement on Form SB-2 (No.
                                                                    33-57826C) and incorporated herein by
                                                                    reference



EXHIBIT
NO.           DESCRIPTION                                           METHOD OF FILING
---           -----------                                           ----------------

10.7          Financing Agreement dated March 31, 1997              Filed as Exhibit 99.1 to the Company's
              between Recovery Engineering, Inc. and First          Quarterly Report on Form 10-Q for the
              Bank National Association                             quarter ended June 30, 1997 (File No. 0-
                                                                    21232) and incorporated herein by reference

10.8          Securities Purchase Agreement dated July 19,          Filed as Exhibit 4.1 to the Company's
              1996 by and among Recovery Engineering, Inc.          Report on Form 8-K dated July 19, 1996
              and investment partnerships affiliated with The       (File No. 0-21232) and incorporated herein
              Goldman Sachs Group, L.P. ("GS Group")                by reference

10.9          Registration Rights Agreement dated July 19,          Filed as Exhibit 99.1 to the Company's
              1996 by and among Recovery Engineering, Inc.          Report on Form 8-K dated July 19, 1996
              and GS Group                                          (File No. 0-21232) and incorporated herein
                                                                    by reference

10.10 *       Executive Restriction Agreement dated July 19,        Filed as Exhibit 99.2 to the Company's
              1996 by and among Recovery Engineering,               Report on Form 8-K dated July 19, 1996
              Inc., GS Group and Brian F. Sullivan                  (File No. 0-21232) and incorporated herein
                                                                    by reference

10.11 *       Executive Severance Pay Agreement dated               Filed as Exhibit 99.2 to the Company's
              March 24, 1997 between Recovery                       Quarterly Report on Form 10-Q for the
              Engineering, Inc. and Charles F. Karpinske            quarter ended June 30, 1997 (File No. 0-
                                                                    21232) and incorporated herein by reference

10.12         Lease Agreement dated November 8, 1996                Filed as Exhibit 10.20 to the Company's
              between Ryan Companies US, Inc. and                   Annual Report on Form 10-K for the year
              Recovery Engineering, Inc.                            ended December 31, 1996 (File No. 0-
                                                                    21232) and incorporated herein by reference

10.12.1       First Amendment to Lease dated December 20,           Filed electronically herewith
              1996, between Ryan Companies US, Inc. and
              Recovery Engineering, Inc.

10.12.2       Second Amendment to Lease dated May 1,                Filed electronically herewith
              1997, between Ryan Recovery, LLC and
              Recovery Engineering, Inc.

10.12.3       Third Amendment to Lease dated December               Filed electronically herewith
              22, 1997, between Ryan Recovery, LLC and
              Recovery Engineering, Inc.

21.1          Subsidiary of Recovery Engineering, Inc.              Filed electronically herewith

23.1          Consent of Ernst & Young LLP                          Filed electronically herewith

27.1          Financial Data Schedule                               Filed electronically herewith


---------------

*     Management Contracts