Form 10-K/A
period 1997-12-31
RECOVERY ENGINEERING INC
filed 1998-04-02
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


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

                                   PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............12
ITEM 6.   SELECTED FINANCIAL DATA.............................................13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................14
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........20
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................20

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS....................................21
ITEM 11.  EXECUTIVE COMPENSATION..............................................23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................................................27
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....30

          SIGNATURES..........................................................32

          INDEX TO FINANCIAL STATEMENTS......................................F-1

                                     PART I

ITEM 1.  BUSINESS


GENERAL


     Recovery Engineering, Inc. (the "Company") designs, manufactures and markets proprietary small-scale drinking water systems under the PUR(R) brand name for the household, recreational and military markets. These products include a line of self-monitoring water filters for household use, a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use. PUR household water filters are offered in a variety of configurations, including pour-through pitchers and dispensers and in-line faucet-mounted, countertop and under-sink filter systems. Each PUR household water filter system incorporates a replaceable filtration cartridge. PUR household water filter systems and replacement filter cartridges accounted for more than 80% of the Company's net sales in 1997.



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


     The Company believes that increasing awareness and concern about water quality has contributed significantly to a steady increase in the size of the market in the United States for household tap water substitutes (primarily bottled water) and drinking water equipment. The United States market for bottled water is currently estimated to be over $3.0 billion annually, with approximately 35% of United States households purchasing bottled water in individual or bulk containers. However, bottled water is less convenient and over time is more costly per gallon than water from a point-of-use treatment system. The Company estimates that the overall annual market for household drinking water systems, services and supplies (such as water filters, water softeners and whole house systems) is more than $1.7 billion, with the Company's current segments of this overall market representing approximately $400 million. Despite heightened awareness of water quality and safety issues, the domestic market penetration of household drinking water treatment systems is estimated by the Company to be less than 25% of United States households.


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

   The products comprising the PUR line of household water filters are as follows:


                                                                                                     SUGGESTED RETAIL PRICE
                                                                                                    ------------------------
                               ASM
                           FILTER LIFE            NSF CERTIFICATION OF               FILTER           FILTER     REPLACEMENT
PRODUCT/CONFIGURATION       INDICATOR    CONTAMINANT REDUCTION CAPABILITY (1)(2)   CAPACITY (3)     SYSTEM (4)    CARTRIDGE
---------------------      -----------   ---------------------------------------   ------------     ----------   -----------
POUR-THROUGH PRODUCTS:


PUR Pitcher                     X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  24.99       $  7.99
(1|M/2 gallon capacity)                    Particulate, Lead, Copper                1-2 mos.

PUR PLUS Pitcher                X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  39.99       $ 12.99
(1|M/2 gallon capacity)                    Particulate, Lead, Copper                1-2 mos.
                                         * Cysts (CRYPTOSPORIDIUM, GIARDIA),
                                           Asbestos, Turbidity

PUR PLUS Dispenser              X        * Chlorine, Taste/Odor, Zinc,              40 gal.          $  49.99       $ 12.99
(2 gallon capacity)                        Particulate, Lead, Copper                1-2 mos.
                                         * Cysts (CRYPTOSPORIDIUM, GIARDIA),
                                           Asbestos, Turbidity


IN-LINE PRODUCTS:


PUR FM (standard)               X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  39.99       $ 14.99
(faucet-mounted)                           Cysts (CRYPTOSPORIDIUM, GIARDIA),        2-3 mos.
                                           Lead

PUR FM PLUS                     X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  49.99       $ 19.99
(faucet-mounted)                           Cysts (CRYPTOSPORIDIUM, GIARDIA),        2-3 mos.
                                           Lead
                                         * Asbestos, Mercury, Lindane,
                                           Atrazine

PUR FM ULTIMATE                 X        * Chlorine, Taste/Odor, Particulate,       100 gal.         $  59.99       $ 21.99
(faucet-mounted)                           Cysts (CRYPTOSPORIDIUM, GIARDIA),        2-3 mos.
                                           Lead
                                         * Asbestos, Mercury, Lindane,
                                           Atrazine
                                         * VOCs


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

     The Company's household products are distributed through the following channels:


                             APPROXIMATE
DISTRIBUTION CHANNEL      NO. OF STORES (1)    REPRESENTATIVE RETAILERS
----------------------   -------------------   -----------------------------------------------------

Mass merchants                  6,400          Wal-Mart; Target; Kmart

Department stores               2,100          Dayton's; Marshall Fields; Macy's; Robinson-May;
                                               Dillard's; Bloomingdale's; JC Penney; Sears


Drug stores                     7,800          Walgreens; Eckerd Drug; Long's Drug; Osco
Grocery stores                  3,400          Albertson's; Kroger; Super Valu; Fleming; Wegman's
Home center and                 4,500          Home Depot; Lowes; Menards; Payless Cashways;
 hardware stores                               Builders Square; Ace Hardware; True Value Hardware;
                                               Hardware Hank; Servistar; Coast-to-Coast


Warehouse clubs                   700          Costco; Sam's Club; B.J.'s

Specialty retailers             1,100          Bed, Bath & Beyond; Linens 'N Things; Home Place;
                                               Lechters; QVC

------------------
(1) Represents the Company's estimate of the number of outlets at which one or more of the Company's household products are sold, including but not limited to the representative retailers named in the table.


     As part of its continuing efforts to enhance communications with its customers, the Company utilizes electronic data interchange with its customers to generate electronic purchase orders and invoices. The Company also receives point-of-sale information through this system from 25 retailers including seven of the Company's top 10 customers. This information allows the Company to track and monitor consumer sales of its products and anticipate orders from its principal customers.

     In 1996, the Company established an international distribution agreement with Groupe-SEB, one of the world's leading suppliers of small household appliances whose products are distributed in over 80 countries under the brand names Rowenta and T-Fal. Under the distribution agreement, Groupe-SEB has the exclusive right to distribute PUR household water filters in all countries outside of North America and Japan. The agreement gives the Company immediate access to worldwide markets with minimal investment in sales and marketing activities. The agreement has an initial term expiring on December 31, 1998, and is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least six months prior to the renewal date. The agreement may be terminated by the Company upon 30 days written notice if Groupe-SEB does not purchase specified quantities of products.


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


                                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                               1993         1994          1995          1996          1997
                                             --------     --------     ---------     ---------     -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................    $ 10,292     $ 16,671     $  22,921     $  33,277     $    71,243
Cost of products sold ...................       4,988        7,897        13,959        20,756          37,417
                                             --------     --------     ---------     ---------     -----------
Gross profit ............................       5,304        8,774         8,962        12,521          33,826
Operating expenses:
 Selling, general and administrative ....       2,446        5,240        14,692        21,803          32,815
 Research and development ...............         801        1,064         2,021         2,007           3,082
 Facility relocation costs ..............        --           --            --             973            --
                                             --------     --------     ---------     ---------     -----------
                                                3,247        6,304        16,713        24,783          35,897
                                             --------     --------     ---------     ---------     -----------
Income (loss) from operations ...........       2,057        2,470        (7,751)      (12,262)         (2,071)
Other income (expense):
 Interest income ........................         167          508           551           220              43
 Interest expense .......................         (22)         (52)         (126)         (457)         (1,427)
                                             --------     --------     ---------     ---------     -----------
Income (loss) before income taxes .......       2,202        2,926        (7,326)      (12,499)         (3,455)
Income tax expense (benefit) ............         705          907        (2,564)         --              --
                                             --------     --------     ---------     ---------     -----------
Net income (loss) .......................    $  1,497     $  2,019     $  (4,762)    $ (12,499)    $    (3,455)
                                             ========     ========     =========     =========     ===========
Net income (loss) per share (basic) (1) .    $   0.53     $   0.57     $   (1.12)    $   (2.90)    $     (0.77)
                                             ========     ========     =========     =========     ===========
Weighted average shares (basic) .........       2,843        3,531         4,239         4,307           4,471
Net income (loss) per share (diluted) (1)    $   0.45     $   0.50     $   (1.12)    $   (2.90)    $     (0.77)
                                             ========     ========     =========     =========     ===========
Weighted average shares (diluted) .......       3,321        4,029         4,239         4,307           4,471

OPERATING DATA:
Estimated number of retail outlets at end
 of period (2) ..........................       1,200        2,200         9,900        16,900          28,000
Number of replacement cartridges shipped
 during year ............................       4,500       51,000       186,000       716,000       3,135,000

BALANCE SHEET DATA (at end of period):
Working capital .........................    $  7,458     $ 14,754     $  10,051     $   9,743     $     2,144
Total assets ............................      10,025       25,054        23,622        33,257          42,700
Long-term debt ..........................        --           --            --          15,000          15,000
Shareholders' equity ....................       8,667       22,895        19,430         7,131           4,231


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

OVERVIEW


     The Company designs, manufactures and markets proprietary small-scale drinking water systems under the PUR(R) brand name for the household, recreational and military markets. These products include a line of self-monitoring water filters for household use, a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use, including the world's only hand-operated desalinators. PUR household water filter systems and replacement filter cartridges, which together accounted for more than 80% of the Company's net sales in 1997, are distributed through approximately 26,000 retail outlets in the United States and Canada, including Wal-Mart, Sears, Target, Costco, Kmart, Macy's and Walgreens.


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


     The Company entered the retail water filter market in late 1994 with the intent of establishing PUR as the leading brand of household water filters. Recognizing that a significant portion of revenues in the household market would be derived from recurring sales of replacement cartridges, the Company pursued a strategy of building brand name recognition for PUR products and developing an installed base of its products to promote recurring sales of replacement cartridges. To implement this strategy, the Company invested significant resources to develop advanced filtration and monitoring technologies, launch a broad range of products at a variety of price points, expand distribution of its products, and provide high levels of consumer and trade advertising support. The Company has also developed and implemented automated manufacturing and assembly processes for its household products, which enables it to manufacture nearly all of the filter elements for such products, reducing the Company's costs and enhancing its ability to respond to retailers' needs. The Company currently offers eight different types of household water filters at suggested retail prices ranging from $24.99 to $119.99, as well as replacement cartridges for each product at suggested retail prices ranging from $7.99 to $29.99, and has a distribution network of approximately 26,000 retail outlets. This strategy of investing heavily to build the PUR brand name and establish a large installed base, coupled with the resulting rapid growth in production and sales, led to reduced profit margins and net losses in each of the last three years. The Company believes it is now well positioned to benefit from these investments, as evidenced by the Company's results of operations for the fourth quarter of 1997, in which it had net sales of $23.1 million, a gross margin of 52.4%, and its first quarterly profit since the first quarter of 1995.


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
                                        =====      =====      =====      =====      =====


     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996




     Net sales increased 114.1% to $71.2 million in 1997 from $33.3 million in 1996. This $37.9 million increase in net sales was attributable primarily to an increase of $38.4 million in sales of the Company's PUR household water filter products, offset by a decrease of $1.5 million in sales of reverse osmosis desalinators to military customers. Sales of household products, including OEM water filters, increased 173.5% to $60.5 million in 1997 from $22.1 million in 1996, reflecting increased sales of filter systems and replacement cartridges, and the introduction of the PUR PLUS faucet-mounted filter and the PUR under-sink models. Revenues from the sale of outdoor systems to consumers also increased, but at a significantly lower rate than revenues from the sale of household water filters. Sales of OEM water filters to Braun AG were discontinued upon expiration of the Company's contract with Braun AG in December 1997. The expiration of this contract is not expected to have a material adverse effect on the Company's operations. Price increases did not have a significant impact on net sales for 1997.


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


     Selling, general and administrative expenses increased to $32.8 million in 1997 from $21.8 million in 1996, representing 46.1% and 65.5% of net sales, respectively. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued roll-out and expansion of the Company's line of household water filters. Advertising costs increased to $14.6 million in 1997 from $9.5 million in 1996, and accounted for 46.0% of the increase in selling, general and administrative expenses in 1997 relative to 1996. Due to continued investment in marketing and advertising expenditures relating to new product introductions, the Company believes that selling, general and administrative expenses will remain flat as a percentage of net sales in 1998.

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


     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995


     Net sales increased 45.2% to $33.3 million in 1996 from $22.9 million in 1995. This $10.4 million increase in net sales was attributable primarily to increased sales of the Company's PUR household water filter products, including the countertop and pitcher models which were introduced in 1996, as well as a full year's sales of OEM water filters to Braun AG. Sales of household products, including OEM water filters, increased 163.7% to $22.1 million in 1996 from $8.4 million in 1995. This increase was partially offset by a decline in sales of reverse osmosis desalinators due to lower military sales. Price increases did not have a significant impact on net sales for 1996 and 1995.


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


     Selling, general and administrative expenses increased to $21.8 million in 1996 from $14.7 million in 1995, representing 65.5% and 64.1% of net sales, respectively. The increase in selling, general and administrative expenses related primarily to the continued roll-out and expansion of the household water systems in 1996. Advertising costs increased to $9.5 million in 1996 from $6.4 million in 1995, and accounted for 44.6% of the increase in selling, general and administrative expenses in 1996 relative to 1995.


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

     SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited quarterly financial data of the Company for each quarter in calendar year 1996 and 1997. The quarterly data are derived from the Company's unaudited financial statements not otherwise contained in this Prospectus. The Company believes that such unaudited statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results of the full year or any future quarter.

                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      1996
                                      ---------------------------------------------------------------------
                                      FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                      -------------     --------------     -------------     --------------
Net sales ........................      $  6,440           $  6,598          $  11,001         $  9,238
Gross profit .....................         2,454              2,522              4,239            3,306
Gross profit margin ..............          38.1%              38.2%              38.5%            35.8%
Net income (loss) ................        (1,921)            (1,722)            (2,916)          (5,940)
Net income (loss) per common share
 (Basic and Diluted) .............       $ (0.45)           $ (0.40)          $  (0.67)         $ (1.37)



                                                                      1997
                                      ---------------------------------------------------------------------
                                      FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                      -------------     --------------     -------------     --------------
Net sales ........................      $  10,347         $  15,462          $ 22,371          $ 23,063
Gross profit .....................          4,155             7,001            10,581            12,089
Gross profit margin ..............           40.2%             45.3%             47.3%             52.4%
Net income (loss) ................         (1,898)           (1,492)             (448)              383
Net income (loss) per common share
 (Basic and Diluted) .............       $  (0.44)         $  (0.33)          $ (0.10)          $  0.08

LIQUIDITY AND CAPITAL RESOURCES


     Cash used in operations was $8.6 million in 1997, $5.7 million in 1996, and $8.1 million in 1995. The reduction in cash flow from operations in 1997 resulted primarily from the net loss and increases in inventories and accounts receivable. Cash used in operations in 1996 was primarily the result of the net loss and an increase in accounts receivable. In 1995, the reduction in cash flow from operations resulted primarily from the net loss and increased inventory levels. In 1997 and 1996, the decrease in cash flow was partially offset by increases in accounts payable and accrued liabilities.


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


     The Company had $7.2 million outstanding under its bank credit facility at December 31, 1997, compared with no bank borrowings at December 31, 1996. The credit facility, established in March 1997 and amended in March 1998, provides for total borrowings of up to $25.0 million, secured by equipment, inventory, receivables, and intangibles. The credit facility consists of a $15.0 million discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75%, and a $10.0 million equipment loan which bears interest at the bank's reference rate plus 1.25%. Borrowings under the equipment loan are made in increments of $2.0 million and are payable over a 48-month period commencing the first full month following each separate advance. Other borrowings under the credit facility are due on demand. Pursuant to the Company's agreement with GS Group, borrowings under the bank credit facility were limited to $10.0 million in 1997 and are limited to $12.5 million in 1998. However, the Company received waivers from GS Group allowing it to borrow up to $14.0 million under the credit facility during the fourth quarter of 1997 and up to $16.0 million in 1998.


     Management believes that anticipated cash flows from operations, funds available through its bank credit facility and the net proceeds from this offering will provide sufficient capital resources for current operations and planned product introductions through 1999. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

     The Company had recorded $1.6 million of net deferred tax assets at December 31, 1997 resulting from net operating loss carryforwards and the tax effects of temporary differences between tax bases and financial statement carrying amounts of existing assets and liabilities. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management believes that, at a minimum, it is more likely than not that future taxable income over the next three years will be sufficient to realize the recorded asset.

     At December 31, 1997, the Company had net operating tax loss carryforwards available to offset future taxable income of approximately $23.7 million. The net operating loss carryforwards expire as follows: $5.0 million in year 2010, $11.5 million in 2011 and $7.2 million in 2012, and may be subject to limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company.


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


     In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements.


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





ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are included in a separate section of this Report, beginning at page F-1.

     Quarterly Results of Operations Information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) in this Report.

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


     BRIAN F. SULLIVAN has been the President and Chief Executive Officer and a director of the Company since its inception in 1986, and also served as Chief Financial Officer of the Company from 1986 to 1994. Mr. Sullivan has established and directed the implementation of the Company's strategic direction since its inception. He has led the Company from the development stage through its initial contracts with the United States armed forces, the introduction of reverse osmosis desalinators and portable drinking water systems, and the development and introduction of the Company's household drinking water systems. Mr. Sullivan is named as an inventor on four United States patents held by the Company. Mr. Sullivan is also a director of North Central Life Insurance Company.


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

          10.7.1 First Amendment to Financing Agreement dated March 16, 1998 between Recovery Engineering, Inc. and First Bank National Association

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RECOVERY ENGINEERING, INC.



Date: April 2, 1998                By  /s/ Brian F. Sullivan
                                          --------------------------------------
                                           Brian F. Sullivan
                                           Chairman and Chief Executive Officer

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

                                                   Ernst & Young LLP

Minneapolis, Minnesota
January 30, 1998

                           RECOVERY ENGINEERING, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                              1996           1997
                                                          ------------   ------------
                                   ASSETS
Current assets:
 Cash and cash equivalents ............................    $   5,988      $     261
 Marketable securities ................................        1,542             --
 Accounts receivable (net of allowance of $212 for 1996
  and $314 for 1997) ..................................        8,109         16,236
 Inventory ............................................        4,926          7,594
 Other current assets .................................          304          1,522
                                                           ---------      ---------
Total current assets ..................................       20,869         25,613
Property and equipment:
 Tooling ..............................................        6,057          9,815
 Equipment and fixtures ...............................        6,569          9,123
                                                           ---------      ---------
                                                              12,626         18,938
 Less accumulated depreciation ........................        3,003          4,771
                                                           ---------      ---------
                                                               9,623         14,167
Deferred income taxes .................................        1,512          1,512
Patents (net of accumulated amortization) .............          766            732
Other assets ..........................................          487            676
                                                           ---------      ---------
Total assets ..........................................    $  33,257      $  42,700
                                                           =========      =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank line of credit ..................................    $      --      $   7,161
 Accounts payable .....................................        6,483          8,336
 Accrued facility relocation costs ....................          608            217
 Accrued marketing expenses ...........................          861          1,781
 Accrued coop advertising .............................        1,050          2,138
 Other accrued expenses ...............................        2,124          3,836
                                                           ---------      ---------
Total current liabilities .............................       11,126         23,469
Long term debt ........................................       15,000         15,000
Commitments
Shareholders' equity:
 Common stock, $.01 par value:
   Authorized shares -- 100,000,000
    Issued and outstanding shares 1996 -- 4,325,710 and
    1997 -- 4,548,249 .................................           43             45
 Additional paid-in capital ...........................       20,313         21,364
 Note receivable from sale of stock ...................           --           (498)
 Retained earnings (deficit) ..........................      (13,225)       (16,680)
                                                           ---------      ---------
Total shareholders' equity ............................        7,131          4,231
                                                           ---------      ---------
Total liabilities and shareholders' equity ............    $  33,257      $  42,700
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
                                                      ========      =========       ========

                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                    1995            1996           1997
                                                                ------------   -------------   ------------

OPERATING ACTIVITIES
Net loss ....................................................     $ (4,762)      $ (12,499)     $  (3,455)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization ..............................         852           1,396          1,883
  Write off of leasehold improvements ........................          --             365             --
  Deferred income taxes ......................................      (1,775)             --             --
  Changes in operating assets and liabilities:
    Accounts receivable .....................................         (207)         (3,913)        (8,127)
    Inventory ...............................................       (3,554)          1,247         (2,668)
    Refundable income taxes .................................         (975)          1,177             --
    Other current assets ....................................           69              80         (1,218)
    Other assets ............................................           --            (487)          (189)
    Accounts payable ........................................        1,489           3,571          1,853
    Accrued expenses ........................................          807           3,363          3,329
                                                                  --------       ---------      ---------
Net cash used in operating activities .......................       (8,056)         (5,700)        (8,592)

INVESTING ACTIVITIES
Purchase of marketable securities ...........................       (2,511)        (12,185)            --
Sale of marketable securities ...............................        4,963          11,665          1,542
Purchase of investments .....................................         (614)             --             --
Sale of investments .........................................        5,116              --             --
Purchase of property and equipment ..........................       (4,601)         (4,117)        (6,312)
Purchase of patents .........................................         (216)           (166)           (81)
                                                                  --------       ---------      ---------
Net cash (used in) provided by investing activities .........        2,137          (4,803)        (4,851)

FINANCING ACTIVITIES
Gross borrowings -- bank line of credit .....................           --              --         52,181
Gross repayments -- bank line of credit .....................           --              --        (45,020)
Issuance of warrants ........................................           --              --            328
Proceeds from issuance of long-term debt ....................           --          15,000             --
Note receivable from sale of stock ..........................           --              --           (498)
Exercise of stock options and warrants ......................        1,342             334            725
Common stock acquired .......................................          (45)           (134)            --
                                                                  --------       ---------      ---------
Net cash provided by financing activities ...................        1,297          15,200          7,716
                                                                  --------       ---------      ---------
Increase (decrease) in cash and cash equivalents ............       (4,622)          4,697         (5,727)
Cash and cash equivalents at beginning of year ..............        5,913           1,291          5,988
                                                                  --------       ---------      ---------
Cash and cash equivalents at end of year ....................     $  1,291       $   5,988      $     261
                                                                  ========       =========      =========



                             See accompanying notes

                           RECOVERY ENGINEERING, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                                      RETAINED
                                         ----------------------     ADDITIONAL        NOTE      EARNINGS
                                             SHARES     AMOUNT   PAID-IN CAPITAL   RECEIVABLE   (DEFICIT)      TOTAL
                                         ------------- -------- ----------------- ----------- ------------ ------------
December 31, 1994 ......................   4,002,414     $ 40        $18,819        $   --     $   4,036    $  22,895
 Stock options and warrants
  exercised ............................     251,525        2          1,270            --            --        1,272
 Employee stock purchase plan ..........       5,312       --             70            --            --           70
 Common stock acquired .................      (2,528)      --            (45)           --            --          (45)
 Net loss for year .....................          --       --             --            --        (4,762)      (4,762)
                                           ---------     ----        -------        ------     ---------    ---------
December 31, 1995 ......................   4,256,723       42         20,114            --          (726)      19,430
 Stock options and warrants
  exercised ............................      71,375        1            272            --            --          273
 Employee stock purchase plan ..........       6,874       --             61            --            --           61
 Common stock acquired .................      (9,262)      --           (134)           --            --         (134)
 Net loss for year .....................          --       --             --            --       (12,499)     (12,499)
                                           ---------     ----        -------        ------     ---------    ---------
December 31, 1996 ......................   4,325,710       43         20,313            --       (13,225)       7,131
 Stock options and warrants
  exercised ............................     213,038        2            605            --            --          607
 Employee stock purchase plan ..........       9,501       --            118            --            --          118
 Issuance of warrants ..................          --       --            328            --            --          328
 Note receivable from sale of stock ....          --       --             --          (498)           --         (498)
 Net loss for year .....................          --       --             --            --        (3,455)      (3,455)
                                           ---------     ----        -------        ------     ---------    ---------
December 31, 1997 ......................   4,548,249     $ 45        $21,364        $ (498)    $ (16,680)   $   4,231
                                           =========     ====        =======        ======     =========    =========

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


     Patents are stated at cost and are amortized on a straight-line basis ranging from three to fifteen years. The carrying value of a patent will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that patent cost will not be recoverable, the Company's carrying value of the patents will be reduced to the estimated fair value.


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

     The Company had no bank debt at December 31, 1996, compared with $7.2 million at December 31, 1997. In March 1997, the Company obtained a $14.0 million credit facility secured by equipment, inventory, receivables, and intangibles. The credit facility consists of a $10.0 million discretionary working capital line-of-credit, limited to eligible receivables and inventory, which bears interest at the bank reference rate plus 1.25%, and a $4.0 million equipment loan which bears interest at the bank reference rate plus 2.50%. The principal amount of the equipment loan is payable over a 42-month period commencing October 1998, unless demand is made sooner. Other borrowings under the credit facility are due on demand. The Company's weighted average interest rate on the bank debt for 1997 was 10.2%. Borrowings under this agreement are limited to $10.0 million in 1997 and $12.5 million in 1998

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 5. DEBT (CONTINUED)


by provisions in the convertible loan agreement. The Company received a waiver allowing it to make full use of the $14.0 million credit facility for the fourth quarter of 1997. In connection with the acquisition of the credit facility, the Company issued warrants to the bank for the purchase of 80,000 shares of Common Stock at $7.00 per share. The warrants cannot be exercised until October 8, 1998 and expire six years from the effective date of the credit facility. The Company has estimated the value of the warrants to be $328,000, which has been included in additional paid-in capital and is being amortized over the estimated life of the credit facility.


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


     The Company has warrants outstanding for the purchase of 57,500 shares of Common Stock at $8.40 per share, which expire in 1998.


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

                           RECOVERY ENGINEERING, INC.

                                DECEMBER 31, 1997

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                   1996              1997
                                                             ---------------   ---------------
      Deferred tax assets:
       Net operating loss carryforward ...................    $  5,590,000      $  8,070,000
       Tax benefit of nonqualified stock options .........         530,000           449,000
       Warranty reserve ..................................         130,000           296,000
       Inventory obsolescence ............................          81,000           150,000
       Bad debt reserve ..................................          76,000           130,000
       Facility relocation costs .........................         350,000            78,000
       Accrued expenses ..................................         165,000            74,000
       Other .............................................          34,000            29,000
                                                              ------------      ------------
      Total deferred tax assets ..........................       6,956,000         9,276,000
      Deferred tax liabilities:
       Tax depreciation in excess of financial reporting
        depreciation .....................................         769,000         1,670,000
       Tax amortization of patents in excess of financial
        reporting amortization ...........................         116,000           108,000
                                                              ------------      ------------
      Total deferred tax liabilities .....................         885,000         1,778,000
                                                                 6,071,000         7,498,000
      Valuation allowance ................................      (4,496,000)       (5,923,000)
                                                              ------------      ------------
      Net deferred tax assets ............................    $  1,575,000      $  1,575,000
                                                              ============      ============


     Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the recorded asset.


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


     The Company has net operating loss carryforwards of $23,664,000 available to offset future taxable income, of which $4,986,000 expires in 2010, $11,493,000 expires in 2011 and $7,185,000 expires in 2012. Cash paid for income taxes amounted to $31,000, $0, and $0 in 1995, 1996, and 1997, respectively.

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

NOTE 9. SALES AND SEGMENT INFORMATION


     The Company, operating in a single business segment, designs, manufactures and markets water purification products. The Company's manufacturing and distribution operations are located within the United States. Export sales for 1995, 1996, and 1997 amounted to $2.6 million, $3.9 million, and $6.3 million, respectively. During 1995, one customer accounted for approximately 22% of the total net sales. During 1996, no one customer accounted for more than 10% of the total net sales. During 1997, two customers accounted for approximately 12.8% and 10.1%, respectively, of the total net sales.


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


4.1.1         Amendment No. 1 dated as of February 3, 1998          Filed as Exhibit 4.1.1 to the Company's Annual
              to Rights Agreement between Recovery                  Report on Form 10-K for the year ended
              Engineering, Inc. and Norwest Bank                    December 31, 1997 (File No. 0-21232)
              Minnesota, National Association, as Rights            incorporated herein by reference
              Agent


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


10.5          Supplier Agreement dated November 25, 1996,           Filed as Exhibit 10.5 to the Company's Annual
              between Thermotech and Recovery                       Report on Form 10-K for the year ended
              Engineering, Inc.                                     December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference.


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


10.7.1        First Amendment to Financing Agreement dated          Filed as Exhibit 10.7.1 to the Company's
              March 16, 1998 between Recovery Engineering,          Registration Statement on Form S-3
              Inc. and First Bank National Association              (No. 333-46833) and incorporated herein by
                                                                    reference


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


10.12.1       First Amendment to Lease dated December 20,           Filed as Exhibit 10.12.1 to the Company's Annual
              1996, between Ryan Companies US, Inc. and             Report on Form 10-K for the year ended
              Recovery Engineering, Inc.                            December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference.


10.12.2       Second Amendment to Lease dated May 1,                Filed as Exhibit 10.12.2 to the Company's Annual
              1997, between Ryan Recovery, LLC and                  Report on Form 10-K for the year ended
              Recovery Engineering, Inc.                            December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference


10.12.3       Third Amendment to Lease dated December               Filed as Exhibit 10.12.3 to the Company's Annual
              22, 1997, between Ryan Recovery, LLC and              Report on Form 10-K for the year ended
              Recovery Engineering, Inc.                            December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference


21.1          Subsidiary of Recovery Engineering, Inc.              Filed as Exhibit 21.1 to the Company's Annual
                                                                    Report on Form 10-K for the year ended
                                                                    December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference


23.1          Consent of Ernst & Young LLP                          Filed electronically herewith


27.1          Financial Data Schedule                               Filed as Exhibit 27.1 to the Company's Annual
                                                                    Report on Form 10-K for the year ended
                                                                    December 31, 1997 (File No. 0-21232)
                                                                    incorporated herein by reference



---------------

*     Management Contracts