Form 10-Q
period 1998-04-05
RECOVERY ENGINEERING INC
filed 1998-05-15
CIK 818203

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 5, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 0-21232

                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                 41-1557115
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
-------------------------------           ------------------------------------
  incorporation organization)

                             9300 North 75th Avenue
                              Minneapolis, MN 55428
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (612) 315-5500

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

        Common Stock, $.01 Par Value - 5,751,387 shares as of May 5, 1998

================================================================================

                           RECOVERY ENGINEERING, INC.

                                      INDEX


          PART I.  FINANCIAL INFORMATION                                Page No.

Item 1.   Financial Statements (Unaudited):

          Balance Sheets
          April 5, 1998 and December 31, 1997................................  3

          Statements of Operations
          Ninety-five day period ended April 5, 1998 and ninety day
          period ended March 31, 1997........................................  4

          Statements of Cash Flows
          Ninety-five day period ended April 5, 1998 and ninety day
          period ended March 31, 1997........................................  5

          Notes to Financial Statements......................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 10

          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 11

Item 2.   Changes in Securities and Use of Proceeds.......................... 11

Item 4.   Submission of Matters to a Vote of Security Holders................ 11

Item 5.   Other Information.................................................. 12

Item 6.   Exhibits and Reports on Form 8-K................................... 12

          Signatures......................................................... 14

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                        April 5,         December 31,
                                                         1998               1997
                           ASSETS                     (Unaudited)
                                                      ----------         ----------
Current assets:
    Cash and cash equivalents ................        $     --           $      261
    Accounts receivable (net of allowance of
    $281 for 1998 and $314 for 1997) .........            17,678             16,236
    Inventory ................................             8,343              7,594
    Other current assets .....................             1,103              1,522
                                                      ----------         ----------
        Total Current Assets .................            27,124             25,613
Property and equipment:
    Tooling ..................................            11,297              9,451
    Equipment and fixtures ...................             9,340              9,056
                                                      ----------         ----------
                                                          20,637             18,507
    Less accumulated depreciation ............             5,352              4,771
                                                      ----------         ----------
                                                          15,285             13,736

Deferred income taxes ........................             1,512              1,512
Patents (net of accumulated amortization) ....               736                732
Other assets .................................               576                676
                                                      ----------         ----------
        Total assets .........................        $   45,233         $   42,269
                                                      ==========         ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ......................        $   13,206         $    7,161
    Accounts payable .........................             6,921              8,336
    Accrued facility relocation costs ........               182                217
    Accrued marketing expenses ...............             2,511              1,781
    Accrued co-op advertising ................             1,308              2,138
    Other accrued expenses ...................             2,759              3,405
                                                      ----------         ----------
        Total current liabilities ............            26,887             23,038

Long-term debt ...............................            15,000             15,000

Shareholders' equity:
    Common stock, $.01 par value:
        Authorized shares -- 100,000,000
        Issued and outstanding shares:
        1998 - 4,558,000 and 1997 - 4,548,000                 46                 45
    Additional paid-in capital ...............            21,517             21,364
    Note receivable from sale of stock .......              (498)              (498)
    Retained earnings (deficit) ..............           (17,719)           (16,680)
                                                      ----------         ----------
        Total shareholders' equity ...........             3,346              4,231
                                                      ----------         ----------
    Total liabilities and shareholders' equity        $   45,233         $   42,269
                                                      ==========         ==========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)

                                            Ninety-five day period     Ninety day period
                                             ended April 5, 1998     ended March 31, 1997
                                             -------------------     --------------------
Net sales ..............................        $   17,225                $   10,347
Cost of products sold ..................             9,033                     6,192
                                                ----------                ----------
Gross profit ...........................             8,192                     4,155

Operating expenses:
     Selling, general and administrative             7,865                     5,156
     Research and development ..........             1,011                       754
                                                ----------                ----------
                                                     8,876                     5,910

Loss from operations ...................              (684)                   (1,755)

Other income (expense):
     Interest income ...................              --                          68
     Interest expense ..................              (540)                     (211)
                                                ----------                ----------
                                                      (540)                     (143)
                                                ----------                ----------


Loss before income taxes ...............            (1,224)                   (1,898)
Income tax benefit .....................               185                      --
                                                ----------                ----------
Net loss ...............................        $   (1,039)               $   (1,898)
                                                ==========                ==========

Net loss per share - basic and diluted .        $     (.23)               $     (.44)
                                                ==========                ==========

Weighted average shares ................             4,553                     4,329
                                                ==========                ==========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                               Ninety-five day     Ninety day
                                                                period ended      period ended
                                                               April 5, 1998     March 31, 1997
                                                               -------------     --------------
Operating activities
      Net loss ..........................................        $  (1,039)        $  (1,898)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
      Depreciation and amortization .....................              612               419
      Changes in operating assets and liabilities:
         Accounts receivable ............................           (1,442)              428
         Inventory ......................................             (749)           (1,586)
         Other assets ...................................              519              (129)
         Accounts payable ...............................           (1,415)             (570)
         Accrued expenses ...............................             (781)           (1,321)
                                                                 ---------         ---------
      Net cash used in operating activities .............           (4,295)           (4,657)

Investing activities
      Purchase of property and equipment ................           (2,130)           (1,431)
      Sale of marketable securities .....................             --               1,542
      Purchase of patents ...............................              (35)               (6)
                                                                 ---------         ---------

      Net cash (used in) provided by investing activities           (2,165)              105

Financing activities
      Net proceeds from bank line of credit .............            6,045              --
      Issuance of common stock ..........................              154                31
                                                                 ---------         ---------

      Net cash provided by financing activities .........            6,199                31
                                                                 ---------         ---------

Decrease in cash and cash equivalents ...................             (261)           (4,521)

Cash and cash equivalents at beginning of period ........              261             5,988
                                                                 ---------         ---------

Cash and cash equivalents at end of period ..............        $    --           $   1,467
                                                                 =========         =========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 5, 1998

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ninety-five day period ended April 5, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's latest annual report on Form 10-K.

In 1998, the Company's fiscal year will end on the Sunday closest to December 31 (January 3, 1999) and each quarter ends on the last Sunday of a thirteen week period. As a result, the first quarters ended April 5, 1998 and March 31, 1997 included 95 and 90 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.

Note B -- Inventory

The components of inventory consist of the following:

                                          April 5,             December 31,
                                            1998                  1997
                                         ----------            ----------
            Raw materials                $5,815,000            $5,456,000
            Work in process                 156,000               157,000
            Finished products             2,372,000             1,981,000
                                         ----------            ----------
                                         $8,343,000            $7,594,000
                                         ==========            ==========

Note C -- Net Loss Per Share

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

Note D -- Accounting Statements

In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 did not have a material impact on the Company's financial statements.

Note E -- Subsequent Events

The Company completed a public offering of Common Stock on April 28, 1998 netting approximately $33,200,000 from the sale of 1,190,000 shares. The Common Stock was priced at $30.00 per share. All of the shares were sold by the Company. The underwriters have informed the Company that on May 18, 1998 they will purchase an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which will result in additional net proceeds to the Company of approximately $5,000,000.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (Ninety-five Day Period ended April 5, 1998)

RESULTS OF OPERATIONS:

Net sales for the ninety-five day period ended April 5, 1998 increased 66 percent over sales for the ninety day period ended March 31, 1997. This growth was due to increased sales of the Company's existing PUR household water filtration products and the introduction of new products for the household market. In March 1998, the Company began shipping the PUR PLUS pitcher, which is one of its new pour-through products introduced at the International Housewares Show in January. The Company also continued to increase its distribution base including the addition of Rite Aid, a nationwide drug store chain, adding over 2,000 new retail outlets at which PUR products may be purchased by consumers. PUR water filter systems and replacement filters are now available at over 28,000 retail outlets nationwide.

Gross profit margin for the period ended April 5, 1998 was 47.6 percent compared to 40.2 percent for the period ended March 31, 1997. This improvement was due to the implementation of automated manufacturing and assembly processes, reductions in costs of materials, and an increase in sales of higher margin household products including replacement filter cartridges as a percentage of total sales.

Selling, general and administrative expenses increased to $7.9 million for the period ended April 5, 1998 from $5.2 million for the period ended March 31, 1997, representing 45.7% and 49.8% of net sales, respectively. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued rollout and expansion of the Company's line of household water filters. While selling expenses are expected to be above 1997 levels throughout the remainder of the year to support the continued roll-out of the household drinking water systems and product line extensions, they are expected to remain flat as a percentage of sales.

Research and development expense increased to $1,011,000 for the period ended April 5, 1998,compared to $754,000 for the period ended March 31, 1997, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development.

Other expenses increased to $540,000 for the period ended April 5, 1998 compared to $143,000 for the period ended March 31, 1997. The increase is due to payments of interest on long-term debt and the Company's line of credit as well as no interest income corresponding to decreased balances of cash, cash equivalents and marketable securities.

The Company's effective income tax rate was 15% for the period ended April 5, 1998, compared to 0% for the period ended March 31, 1997. The Company has a $1,512,000 net deferred tax asset primarily related to net operating loss carryforwards. The Company has recorded a valuation allowance for the majority of its deferred tax asset due to the uncertainty of future realization.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $4,295,000 for the period ended April 5, 1998, compared to cash used in operations of $4,657,000 for the period ended March 31, 1997. Cash was used to fund operations and increase the level of inventories and receivables, as well as reduce the level of accounts payable and accrued expenses.

Capital expenditures were $2,130,000 for the period ended April 5, 1998, compared to $1,431,000 for the period ended March 31, 1997. The capital expenditures were primarily to purchase tooling and manufacturing equipment for both periods. The Company anticipates increased expenditures for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company had $13,206,000 of bank debt at April 5, 1998, as compared to $7,161,000 at December 31, 1997. This credit facility, established in March 1997 and amended in March 1998, provides for total borrowings of up to $25.0 million, secured by equipment, inventory, receivables and intangibles. The credit facility consists of $15.0 million discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75%, and a $10.0 million equipment loan which bears interest at the bank's reference rate plus 1.25%. Borrowings under the equipment loan are made in increments of $2.0 million and are payable over a 48-month period commencing the first full month following each separate advance. Other borrowings under the credit facility are due on demand. Pursuant to the Company's agreement with GS Group, borrowings under the bank credit facility were limited to $10.0 million in 1997 and are limited to $12.5 million in 1998. However, the Company received waivers from GS Group allowing it to borrow up to $14.0 million under the credit facility during the fourth quarter of 1997 and up to $16.0 million in 1998.

The Company completed a public offering of Common Stock on April 28, 1998 netting approximately $33,200,000 from the sale of 1,190,000 shares. The Common Stock was priced at $30.00 per share. All of the shares were sold by the Company. The underwriters have informed the Company that on May 18, 1998 they will purchase an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which will result in additional net proceeds to the Company of approximately $5,000,000.

Management believes that anticipated cash flows from operations, funds available through its bank credit facility, and the net proceeds from its public offering of Common Stock will provide sufficient capital resources for current operations and planned product introductions.

The Company has not paid cash dividends. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

FORWARD-LOOKING STATEMENTS

This report (as well as press releases, other written statements and oral statements made or to be made by the Company) contains statements relating to future events or the future financial performance of the Company which are forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, actual results may differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the effects of economic conditions, product demand, competitive products, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and certain registration statements of the Company.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

           As previously reported, the Company is a defendant in a civil proceeding initiated in April 1997 by UltraPure Systems, Inc., a subsidiary of Culligan Water Technologies, Inc., which asserts that the Company has infringed an UltraPure patent on a faucet-mounted filter system. On April 16, 1998, the Court granted the Company's motion for summary judgment, dismissing all of UltraPure's claims. The Court's order is subject to appeal for a period of thirty days from the date the judgment is entered. The Company believes it does not infringe UltraPure's patent and, if the order for summary judgment is appealed, the Company intends to defend vigorously its right to market and sell these products.

Item 2.    Changes in Securities and Use of Proceeds

           On February 3, 1998, the Board of Directors of the Company adopted an amendment to the Rights Agreement between the Company and Norwest Bank Minnesota, National Association, as Rights Agent. The amendment provides that a person who becomes the beneficial owner of 15% or more (formerly 20% or more) of the shares of Common Stock of the Company then outstanding will be deemed to be an "Acquiring Person," except that Brian F. Sullivan, William F. Wanner, Jr. or Goldman, Sachs & Co. and their respective affiliates may, in addition to shares beneficially owned on February 3, 1998, acquire shares that represent up to 3% of the shares of Common Stock outstanding without being deemed to be an "Acquiring Person." The amendment also provides that decisions to redeem the Rights or to adopt certain amendments to the Rights Agreement may be made only by "Continuing Directors," as such term is defined in the amendment.

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on April 23, 1998. The following matters were submitted to a vote of the shareholders at the Annual Meeting:

           Election of Directors. The following persons were elected to serve as directors, for a term of one year:

           Robert R. Gheewalla      Brian F. Sullivan      Richard J. Zeckhauser
           John E. Gherty           William D. Thompson
           Sanjay H. Patel          William F. Wanner, Jr.

           Approval of Amendment to 1994 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder. (2,259,218 votes FOR, 420,103 votes AGAINST, and 4,665 votes ABSTAINED, and 1,074,881 shares held by brokers were not voted on the resolution)

           Approval of Amendment to 1993 Director Stock Option Plan to increase the number of shares subject to each option granted thereunder. (2,325,551 votes FOR, 388,618 votes AGAINST, and 5,512 votes ABSTAINED, and 1,039,186 shares held by brokers were not voted on the resolution)

           Ratification of Appointment of Ernst & Young, LLP as Independent Auditors. (3,702,470 votes FOR, 6,444 votes AGAINST, and 49,953 votes ABSTAINED)

Item 5.    Other Information

           On April 28, 1998, the Company completed a public offering of 1,190,000 shares of Common Stock at a public offering price of $30.00 per share, from which it received net proceeds of approximately $33.2 million. All of the shares were sold by the Company. The underwriters have informed the Company that on May 18, 1998 they will purchase an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which will result in additional net proceeds to the Company of approximately $5,000,000. The underwriters for the offering are NationsBanc Montgomery Securities LLP and Deutsche Morgan Grenfell. The Company intends to use the net proceeds to repay certain existing indebtedness and for working capital and general corporate purposes.

Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits

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



                                    Recovery Engineering, Inc.
                                    (Registrant)




Dated:  May 14, 1998.               /s/Brian F. Sullivan
                                    --------------------------------------------
                                    Brian F. Sullivan
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)




Dated:  May 14, 1998.               /s/Charles F. Karpinske
                                    --------------------------------------------
                                    Charles F. Karpinske
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                               Commission File No.: 0-21232
April 5, 1998


--------------------------------------------------------------------------------

                           RECOVERY ENGINEERING, INC.

--------------------------------------------------------------------------------

 Exhibit
   No.      Description                                  Method of Filing
   ---      -----------                                  ----------------

 4.1.1      Amendment No. 1 dated as of February 3,      Filed as Exhibit 4.1.1
            1998 to Rights Agreement between Recovery    to the Company's
            Engineering, Inc. and Norwest Bank           Registration Statement
            Minnesota, National Association, as Rights   on Form S-3
            Agent                                        (No. 333-46833) and
                                                         incorporated herein by
                                                         reference

10.7.1      First Amendment to Financing Agreement       Filed as Exhibit 10.7.1
            dated March 16, 1998 between Recovery        to the Company's
            Engineering, Inc. and First Bank National    Registration Statement
            Association on Form S-3
                                                         (No. 333-46833) and
                                                         incorporated herein by
                                                         reference