Form 10-Q
period 1998-07-05
RECOVERY ENGINEERING INC
filed 1998-08-17
CIK 818203

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 5, 1998

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission File Number 0-21232
                         ------------------------------
                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-1557115
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ___X___   No______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 Par Value - 5,949,758 shares as of July 22, 1998

================================================================================

                           RECOVERY ENGINEERING, INC.

                                      INDEX


          PART I.  FINANCIAL INFORMATION                                Page No.
                                                                        --------
Item 1.   Financial Statements (Unaudited):

          Balance Sheets
          July 5, 1998 and December 31, 1997...............................    3

          Statements of Operations
          Three and six-month periods ended July 5, 1998 and June 30, 1997.    4

          Statements of Cash Flows
          Six-month periods ended July 5, 1998 and June 30, 1997...........    5

          Notes to Financial Statements....................................    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......   10

          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   11

Item 2.   Changes in Securities and Use of Proceeds........................   11

Item 3.   Defaults upon Senior Securities..................................   11

Item 4.   Submission of Matters to a Vote of Security Holders..............   11

Item 5.   Other Information................................................   11

Item 6.   Exhibits and Reports on Form 8-K.................................   12

          Signatures.......................................................   13

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                      July 5,       December 31,
                                                       1998            1997
                                                     ---------      -----------
                                   ASSETS           (Unaudited)
Current assets:
   Cash and cash equivalents .....................    $ 19,567       $    261
   Marketable securities .........................       2,000             --
   Accounts receivable (net of allowance of
   $337 for 1998 and $314 for 1997) ..............      17,752         16,236
   Inventory .....................................       8,654          7,594
   Other current assets ..........................         950          1,522
                                                      --------       --------
      Total Current Assets .......................      48,923         25,613
Property and equipment:
   Tooling .......................................       9,011          7,307
   Equipment and fixtures ........................      13,325         11,200
                                                      --------       --------
                                                        22,336         18,507
   Less accumulated depreciation .................       6,013          4,771
                                                      --------       --------
                                                        16,323         13,736

Deferred income taxes ............................       1,512          1,512
Patents (net of accumulated amortization) ........         737            732
Other assets .....................................         432            676
                                                      --------       --------
      Total assets ...............................    $ 67,927       $ 42,269
                                                      ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ...........................   $    --         $  7,161
   Accounts payable ..............................       4,684          8,336
   Accrued facility relocation costs .............         167            217
   Accrued marketing expenses ....................       1,673          1,781
   Accrued co-op advertising .....................       1,720          2,138
   Other accrued expenses ........................       2,232          3,405
                                                     ---------       --------
      Total current liabilities ..................      10,476         23,038

Long-term debt ...................................      15,000         15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares:
      1998 - 5,948,000 and 1997 - 4,548,000 ......          59             45
   Additional paid-in capital ....................      59,789         21,364
   Note receivable from sale of stock ............        (498)          (498)
   Retained earnings (deficit) ...................     (16,899)       (16,680)
                                                     ---------       --------
      Total shareholders' equity .................      42,451          4,231
                                                     ---------       --------
   Total liabilities and shareholders' equity ....   $  67,927       $ 42,269
                                                     =========       ========
                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)

                                                    Three months ended                   Six months ended
                                               July 5, 1998    June 30, 1997     July 5, 1998    June 30, 1997
                                               ------------    -------------     ------------    -------------
Net sales ..................................     $ 21,724         $ 15,462         $ 38,949         $ 25,809
Cost of products sold ......................       10,626            8,461           19,659           14,653
                                                 --------         --------         --------         --------
Gross profit ...............................       11,098            7,001           19,290           11,156

Operating expenses:
    Selling, general and administrative.....        8,857            7,457           16,722           12,613
    Research and development ...............        1,089              704            2,100            1,458
                                                 --------         --------         --------         --------
                                                    9,946            8,161           18,822           14,071
                                                 --------         --------         --------         --------

Income (loss) from operations ..............        1,152           (1,160)             468           (2,915)

Other income (expense):
    Interest income ........................          207             --                207               68
    Interest expense .......................         (394)            (332)            (934)            (543)
                                                 --------         --------         --------         --------
                                                     (187)            (332)            (727)            (475)
                                                 --------         --------         --------         --------

Income (loss) before income taxes ..........          965           (1,492)            (259)          (3,390)
Income tax benefit (expense) ...............         (145)            --                 40             --
                                                 --------         --------         --------         --------
Net income (loss) ..........................     $    820         $ (1,492)        $   (219)        $ (3,390)
                                                 ========         ========         ========         ========

Net income (loss) per share - basic ........     $   0.15         $   (.33)        $  (0.04)        $   (.77)
                                                 ========         ========         ========         ========

Weighted average shares - basic ............        5,557            4,465            5,044            4,412

Net income (loss) per share - diluted ......     $   0.14         $  (0.33)        $  (0.04)        $  (0.77)
                                                 ========         ========         ========         ========

Weighted average shares - diluted ..........        7,200            4,465            5,044            4,412




                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)


                                                                Six months ended
                                                         July 5, 1998       June 30, 1997
                                                         ------------       -------------
Operating activities
     Net loss ......................................        $   (219)        $ (3,390)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
     Depreciation and amortization .................           1,308              864
     Changes in operating assets and liabilities:
       Accounts receivable .........................          (1,516)          (3,815)
       Inventory ...................................          (1,060)          (3,469)
       Other assets ................................             816             (102)
       Accounts payable ............................          (3,652)          (1,138)
       Accrued expenses ............................          (1,749)           1,636
                                                            --------         --------
     Net cash used in operating activities .........          (6,072)          (9,414)

Investing activities
     Purchase of property and equipment ............          (3,829)          (2,424)
     Sale of marketable securities .................            --              1,542
     Purchase of marketable securities .............          (2,000)            --
     Purchase of patents ...........................             (71)             (39)
                                                            --------         --------

     Net cash used in investing activities .........          (5,900)            (921)

Financing activities
     Net proceeds (repayments) - bank line of credit          (7,161)           3,788
     Issuance of common stock ......................          38,439              559
                                                            --------         --------

     Net cash provided by financing activities .....          31,278            4,347
                                                            --------         --------

Increase (decrease) in cash and cash equivalents ...          19,306           (5,988)

Cash and cash equivalents at beginning of period ...             261            5,988
                                                            --------         --------

Cash and cash equivalents at end of period .........        $ 19,567         $   --
                                                            ========         ========

                             See accompanying notes.

                           RECOVERY ENGINEERING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 5, 1998

Note A -- Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ninety-one and one hundred eighty-six day periods ended July 5, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's latest annual report on Form 10-K.

In 1998, the Company's fiscal year will end on the Sunday closest to December 31 (January 3, 1999) and each quarter ends on the last Sunday of a thirteen week period. As a result, the first quarters ended April 5, 1998 and March 31, 1997 included 95 and 90 days, respectively, and the second quarters ended July 5, 1998 and June 30, 1997 included 91 days. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.

Note B -- Inventory

The components of inventory consist of the following:

                                       July 5,               December 31,
                                        1998                     1997
                                      ----------              ----------
     Raw materials                    $5,372,000              $5,456,000
     Work in process                     114,000                 157,000
     Finished products                 3,168,000               1,981,000
                                      ----------               ---------
                                      $8,654,000              $7,594,000
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

Note E -- Public Offering

The Company completed a public offering of Common Stock on April 28, 1998 netting approximately $33,200,000 from the sale of 1,190,000 shares. The Common Stock was priced at $30.00 per share. All of the shares were sold by the Company. On May 18, 1998, the underwriters purchased an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which resulted in additional net proceeds to the Company of approximately $5,000,000.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Three and Six-Month Periods ended July 5, 1998)

RESULTS OF OPERATIONS:

Net sales increased 40.5% and 50.9% for the three and six-month periods ended July 5, 1998 compared to the same periods the prior year. This growth is due to increased sales of the Company's existing PUR household water filtration products and the continued rollout of new products introduced at the International Housewares Show in January. New products shipped this quarter include the PUR PLUS pitcher, the PUR PLUS Dispenser and the PUR ULTIMATE faucet mount water filter. The Company continued to expand its distribution base during the 13-week period ended July 5, 1998, including the addition of 1,000 retail outlets in the grocery channel and Office Max, a 700-store office supply chain. PUR household water filter systems and replacement filters are now available at over 29,700 retail outlets nationwide. Although sales increased for the three and six-month periods ended July 5, 1998 compared to the same periods the prior year, sales for the second quarter were affected by a delay in shipping the PUR ULTIMATE faucet mount product and delays by certain retailers in getting the PUR PLUS pour-through products properly displayed. In addition, the Company's main competitor has recently announced aggressive marketing initiatives, which the Company believes to be in response to its new product introductions. The Company expects that these factors could adversely affect its results in the near term.

Gross profit margins increased to 51.1% and 49.5% for the three and six-month periods ended July 5, 1998, respectively, compared to 45.3% and 43.2% for the same periods in the prior year. This improvement was due to the implementation of automated manufacturing and assembly processes, reductions in costs of materials, and an increase in sales of higher-margin household products, including replacement filter cartridges, as a percentage of total sales.

Selling, general and administrative expenses increased to $8.9 million (40.8% of net sales) and $16.7 million (42.9% of net sales) for the three and six-month periods ended July 5, 1998 from $7.5 million (48.2% of net sales) and $12.6 million (48.9% of net sales) for the three and six-month periods ended June 30, 1997. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued rollout and expansion of the Company's line of household water filters. Selling expenses are expected to be above 1997 levels throughout the remainder of the year to support the continued roll-out of the household drinking water systems and product line extensions.

Research and development expense increased to $1,089,000 and $2,100,000 for the three and six-month periods ended July 5, 1998, compared to $704,000 and $1,458,000 for the three and six-month periods ended June 30, 1997, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and increased spending on research and development.

Other expenses were $187,000 and $727,000 for the three and six-month periods ended July 5, 1998 compared to $332,000 and $475,000 for the three and six-month periods ended June 30, 1997. The decrease in other expenses for the quarter compared to the second quarter of 1997 is due to higher interest income for the quarter because of the increased balance of cash and cash equivalents and marketable securities as a result of the Company's public offering which was completed April 28, 1998, as well as the proceeds from the overallotment option completed May 18, 1998. The increase in other expense for the six-month period ended July 5, 1998 compared to the same period last year is mostly due to increased payments of interest on the Company's line of credit which was established in March 1997.

The Company's effective income tax rate was 15% for the three and six-month periods ended July 5, 1998, compared to 0% for the three and six-month periods ended June 30, 1997. The Company has a $1,512,000 net deferred tax asset primarily related to net operating loss carryforwards. The Company has recorded a valuation allowance for the majority of its deferred tax asset due to the uncertainty of future realization.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $6,072,000 for the six-month period ended July 5, 1998, compared to cash used in operations of $9,414,000 for the six-month period ended June 30, 1997. Cash was used to fund operations and increase the level of inventories and receivables, as well as reduce the level of accounts payable and accrued expenses.

Capital expenditures were $3,829,000 for the six-month period ended July 5, 1998, compared to $2,424,000 for the six-month period ended June 30, 1997. The capital expenditures were primarily to purchase tooling and manufacturing equipment for both periods. The Company anticipates increased expenditures for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company had no bank debt at July 5, 1998, as compared to $7,161,000 at December 31, 1997. This credit facility, established in March 1997 and amended in March 1998, provides for total borrowings of up to $25.0 million, secured by equipment, inventory, receivables and intangibles. The credit facility consists of $15.0 million discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75%, and a $10.0 million equipment loan which bears interest at the bank's reference rate plus 1.25%. Borrowings under the equipment loan are made in increments of $2.0 million and are payable over a 48-month period commencing the first full month following each separate advance. Other borrowings under the credit facility are due on demand. Pursuant to the Company's agreement with GS Group, borrowings under the bank credit facility were limited to $10.0 million in 1997 and are limited to $12.5 million in 1998. However, the Company received waivers from GS Group allowing it to borrow up to $14.0 million under the credit facility during the fourth quarter of 1997 and up to $16.0 million in 1998.

The Company completed a public offering of Common Stock on April 28, 1998 netting approximately $33,200,000 from the sale of 1,190,000 shares. The Common Stock was priced at $30.00 per share. All of the shares were sold by the Company. On May 18, 1998, the underwriters purchased an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which resulted in additional net proceeds to the Company of approximately $5,000,000.

Management believes that anticipated cash flows from operations, funds available through its bank credit facility and the net proceeds from its public offering of Common Stock will provide sufficient capital resources for current operations and planned product introductions.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.

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

Item 5.    Other Information

           On April 28, 1998, the Company completed a public offering of 1,190,000 shares of Common Stock at a public offering price of $30.00 per share, from which it received net proceeds of approximately $33.2 million. All of the shares were sold by the Company. On May 18, 1998, the underwriters purchased an additional 178,500 shares of Common Stock pursuant to the exercise of their overallotment option, which resulted in additional net proceeds to the Company of approximately $5,000,000. The underwriters for the offering are NationsBanc Montgomery Securities LLP and Deutsche Morgan Grenfell. The Company intends to use the net proceeds to repay certain existing indebtedness and for working capital and general corporate purposes.

Item 6.    Exhibits and Reports on Form 8-K
           (a)      Exhibits
                    Not applicable.

           (b)      Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Recovery Engineering, Inc.
                                  ----------------------------------------------
                                  (Registrant)




Dated:  August 13, 1998.          /s/Brian F. Sullivan
                                  ----------------------------------------------
                                  Brian F. Sullivan
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)




Dated:  August 13, 1998.           /s/Charles F. Karpinske
                                  ----------------------------------------------
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)