Form 10-Q
period 1998-10-04
RECOVERY ENGINEERING INC
filed 1998-11-18
CIK 818203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 4, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

                         Commission File Number 0-21232
                         ------------------------------

                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-1557115
            ---------                                  ----------
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

     Common Stock, $.01 Par Value - 6,004,860 shares as of October 22, 1998
     ----------------------------------------------------------------------

================================================================================

                                    1 of 14

                           RECOVERY ENGINEERING, INC.

                                      INDEX


         PART I.  FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets
         October 4, 1998 and December 31, 1997.............................   3

         Statements of Operations
         Three and nine-month periods ended October 4, 1998 and
         September 30, 1997................................................   4

         Statements of Cash Flows
         Nine-month periods ended October 4, 1998 and September 30, 1997...   5

         Notes to Financial Statements.....................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  12

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  13

Item 2.  Changes in Securities and Use of Proceeds.........................  13

Item 3.  Defaults upon Senior Securities...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...............  13

Item 5.  Other Information.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  13

         Signatures........................................................  14

                                     2 of 14

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                       October 4,   December 31,
                                                          1998           1997
                                                          ----           ----
                            ASSETS                     Unaudited)
Current assets:
    Cash and cash equivalents ......................   $ 13,802       $    261
    Accounts receivable (net of allowance of
    $377 for 1998 and $314 for 1997) ...............     20,483         16,236
    Inventory ......................................      9,328          7,594
    Prepaid marketing ..............................      3,441            500
    Other current assets ...........................        680          1,022
                                                       --------       --------
        Total Current Assets .......................     47,734         25,613
Property and equipment:
    Tooling ........................................      9,342          7,307
    Equipment and fixtures .........................     14,406         11,200
                                                       --------       --------
                                                         23,748         18,507
    Less accumulated depreciation ..................      6,699          4,771
                                                       --------       --------
                                                         17,049         13,736

Deferred income taxes ..............................      1,512          1,512
Patents (net of accumulated amortization) ..........        729            732
Other assets .......................................        372            676
                                                       --------       --------
        Total assets ...............................   $ 67,396       $ 42,269
                                                       ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ............................   $     --       $  7,161
    Accounts payable ...............................      5,799          8,336
    Accrued facility relocation costs ..............        167            217
    Accrued marketing expenses .....................      1,148          1,781
    Accrued co-op advertising ......................      2,905          2,138
    Other accrued expenses .........................      2,957          3,405
                                                       --------       --------
        Total current liabilities ..................     12,976         23,038

Long-term debt .....................................     15,000         15,000

Shareholders' equity:
    Common stock, $.01 par value:
        Authorized shares -- 100,000,000
        Issued and outstanding shares:
        1998 - 6,004,000 and 1997 - 4,548,000 ......         60             45
    Additional paid-in capital .....................     59,940         21,364
    Note receivable from sale of stock .............       (498)          (498)
    Retained earnings (deficit) ....................    (20,082)       (16,680)
                                                       --------       --------
        Total shareholders' equity .................     39,420          4,231
                                                       --------       --------
    Total liabilities and shareholders' equity .....   $ 67,396       $ 42,269
                                                       ========       ========
                             See accompanying notes

                                     3 of 14

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)



                                                 Three months ended              Nine months ended
                                           Oct. 4, 1998    Sept. 30, 1997    Oct. 4, 1998    Sept. 30, 1997
                                           ------------    --------------    ------------    --------------

Net sales ...........................        $ 18,505         $ 22,371         $ 57,454         $ 48,180
Cost of products sold ...............           9,551           11,790           29,210           26,443
                                             --------         --------         --------         --------
Gross profit ........................           8,954           10,581           28,244           21,737

Operating expenses:
  Selling, general and administrative          10,979            9,777           27,701           22,390
  Research and development ..........           1,050              797            3,150            2,255
                                             --------         --------         --------         --------
                                               12,029           10,574           30,851           24,645
                                             --------         --------         --------         --------

Income (loss) from operations .......          (3,075)               7           (2,607)          (2,908)

Other income (expense):
  Interest income and other .........             232               --              439               68
  Interest expense and other ........            (300)            (455)          (1,234)            (998)
                                             --------         --------         --------         --------
                                                  (68)            (455)            (795)            (930)
                                             --------         --------         --------         --------

Loss before income taxes ............          (3,143)            (448)          (3,402)          (3,838)
Income tax expense ..................             (40)              --               --               --
                                             --------         --------         --------         --------
Net loss ............................        $ (3,183)        $   (448)        $ (3,402)        $ (3,838)
                                             ========         ========         ========         ========

Net loss per share - basic and
  diluted ...........................        $   (.53)        $   (.10)        $   (.64)        $   (.87)
                                             ========         ========         ========         ========

Weighted average shares - basic and
  diluted ...........................           5,959            4,540            5,346            4,434





                             See accompanying notes.

                                    4 of 14

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)



                                                                   Nine months ended
                                                           October 4, 1998  September 30, 1997
                                                           ---------------  ------------------
Operating activities
   Net loss ........................................          $ (3,402)          $ (3,838)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
   Depreciation and amortization ...................             2,027              1,461
   Changes in operating assets and liabilities:
     Accounts receivable ...........................            (4,247)            (8,928)
     Inventory .....................................            (1,734)            (3,287)
     Prepaid marketing .............................            (2,941)               (21)
     Other assets ..................................               646                 21
     Accounts payable ..............................            (2,537)              (860)
     Accrued expenses ..............................              (364)             3,588
                                                               --------          --------
   Net cash used in operating activities ...........           (12,552)           (11,864)

Investing activities
   Purchase of property and equipment ..............            (5,241)            (4,305)
   Sale of marketable securities ...................                --              1,542
   Purchase of patents .............................               (96)               (76)
                                                               --------          --------

   Net cash used in investing activities ...........            (5,337)            (2,839)

Financing activities
   Net proceeds (repayments) - bank line of credit .            (7,161)             8,182
   Issuance of common stock ........................            38,591                661
                                                               --------          --------

   Net cash provided by financing activities .......            31,430              8,843
                                                               --------          --------

Increase (decrease) in cash and cash equivalents ...            13,541             (5,860)

Cash and cash equivalents at beginning of period ...               261              5,988
                                                               --------          --------

Cash and cash equivalents at end of period .........          $ 13,802          $     128
                                                               ========          ========

                             See accompanying notes

                                    5 of 14

                           RECOVERY ENGINEERING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 October 4, 1998

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ninety-one and two hundred seventy-seven day periods ended October 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's latest annual report on Form 10-K.

The Company's fiscal year ends on the Sunday closest to December 31 (January 3, 1999) and each quarter ends on the last Sunday of a thirteen-week period. As a result, the first quarters ended April 5, 1998, and March 31, 1997, included 95 and 90 days, respectively, while the quarters ended July 5, 1998, October 4, 1998, June 30, 1997, and September 30, 1997, included 91 days. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.

Note B -- Inventory

The components of inventory consist of the following:

                                         October 4,         December 31,
                                           1998                 1997
                                           ----                 ----
            Raw materials               $5,509,000          $5,456,000
            Work in process                 35,000             157,000
            Finished products            3,784,000           1,981,000
                                       -----------           ---------
                                        $9,328,000          $7,594,000
                                        ==========          ==========

Note C -- Net Loss Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.
                                    6 of 14

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


                                    7 of 14

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              (Three and Nine-Month Periods ended October 4, 1998)

RESULTS OF OPERATIONS:

Net sales increased 19.2 percent to $57,454,000 for the nine-month period ended October 4, 1998 from $48,180,000 for the same period the prior year. This growth is due to increased sales of the Company's existing PUR household water filtration products and the continued rollout of new products introduced at the International Housewares Show in January. New products shipped this year include the PUR PLUS Pitcher, the PUR PLUS Dispenser and the PUR ULTIMATE faucet mount water filter. The PUR PLUS Pitcher and PUR PLUS Dispenser incorporate a breakthrough filter technology recently developed by the Company. With this technology, PUR has created the first pour-through water filters certified to remove dangerous microorganisms such as cryptosporidium and giardia from drinking water. The PUR ULTIMATE faucet mount water filter incorporates further advancements of the Company's carbon matrix filtration technology. With these advancements, the PUR ULTIMATE water filter can remove volatile organic chemicals (VOCs), such as trihalomethanes, which are a by-product of chlorine and organic matter. Net sales decreased 17.3 percent to $18,505,000 for the three-month period ended October 4, 1998 from $22,371,000 for the same period last year. Retail sell-through of the Company's household water filters increased 90 percent this quarter compared to the third quarter last year at the top ten customer accounts from which the Company receives point-of-sale data. Despite the increase in retail sell-through, net sales declined for two primary reasons. First, initial stocking orders to new accounts were over $6,000,000 less this quarter than in third quarter last year. Second, during this quarter existing retail accounts reduced their net inventories by an estimated $1,500,000, whereas during the third quarter last year, existing accounts increased their net inventories by an estimated $4,000,000, resulting in a sales differential of approximately $5,500,000. For reasons discussed in the following paragraph, the Company has decided to temporarily stop shipping the PUR ULTIMATE faucet mount water filter which could adversely affect net sales for the fourth quarter of 1998. The Company continued to expand its distribution base during the three-month period ended October 4, 1998, including the addition of CVS Drug, a 4,500 location drug store chain. PUR household water filter systems and replacement filters are now available at over 35,000 retail outlets nationwide.

Gross margins increased to 48.4 percent and 49.2 percent for the three and nine-month periods ended October 4, 1998, respectively, compared to 47.3 percent and 45.1 percent for the comparable periods ended September 30, 1997. The increase in gross margin for the quarter compared to the same period last year reflects continued product cost reduction activities as well as the implementation of automated manufacturing and assembly processes. The increase was achieved despite lower than forecast production yields for the Company's two new filtration processes and lower revenue to offset fixed expenses. The lower than forecast production yields are mainly due to difficulties producing the filter assembly for its PUR ULTIMATE faucet mount product due to inconsistent raw materials. With the increased demand for the product in the fourth quarter, a decline in production yields during the end of the third quarter, and a desire to avoid placing its retail accounts' fourth quarter business at

                                     8 of 14
risk, the Company decided to stop shipping the PUR ULTIMATE temporarily until it can more consistently and reliably be delivered to the market. The Company has offered to substitute other faucet mount products to meet current PUR ULTIMATE demand. The increase in gross margins for the nine-month period ended October 4, 1998 compared to the same period last year was due to the implementation of automated manufacturing and assembly processes, reductions in costs of materials, and an increase in sales of higher-margin household products, including replacement filter cartridges, as a percentage of total sales.

Selling, general and administrative expenses increased to $10,979,000 (59.3 percent of net sales) and $27,701,000 (48.2 percent of net sales) for the three and nine-month periods ended October 4, 1998 from $9,777,000 (43.7 percent of net sales) and $22,390,000 (46.5 percent of net sales) for the three and nine-month periods ended September 30, 1997. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued rollout and expansion of the Company's line of household water filters. Selling expenses are expected to be above 1997 levels throughout the remainder of the year to support the continued rollout of the household drinking water systems and product line extensions.

Research and development expense increased to $1,050,000 and $3,150,000 for the three and nine-month periods ended October 4, 1998, compared to $797,000 and $2,255,000 for the three and nine-month periods ended September 30, 1997, reflecting the Company's commitment towards developing new products and technology. Development of product line extensions and other new products will require continued emphasis and spending on research and development.

Other expenses were $68,000 and $795,000 for the three and nine-month periods ended October 4, 1998 compared to $455,000 and $930,000 for the three and nine-month periods ended September 30, 1997. The decrease in other expenses for the quarter compared to the third quarter of 1997 is due to higher interest income for the quarter because of the increased balance of cash and cash equivalents as a result of the Company's public offering which was completed April 28, 1998, as well as the proceeds from the overallotment option completed May 18, 1998. The decrease is also due to lower interest expense on the Company's line of credit established in March 1997 and paid off in April 1998. The decrease in other expense for the nine-month period ended October 4, 1998 compared to the same period in 1997 is mostly due to higher interest income as a result of the higher cash and cash equivalents balances generated by the public offering and overallotment option offset somewhat by higher interest expense on the Company's line of credit which was established in March 1997 and repaid by the Company subsequent to the public offering in April 1998.

The Company's effective income tax rate was zero percent for the three and nine-month periods ended October 4, 1998 and September 30, 1997. The Company has a $1,512,000 net deferred tax asset primarily related to net operating loss carryforwards. The Company has recorded a valuation allowance for the majority of its deferred tax asset due to the uncertainty of future realization.


                                    9 of 14

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations was $12,552,000 for the nine-month period ended October 4, 1998, compared to cash used in operations of $11,864,000 for the nine month period ended September 30, 1997. Cash was used in both periods to fund operations and increase the level of inventories, prepaid marketing, and receivables, as well as reduce the level of accounts payable. Cash was used to reduce the level of accrued expenses for the nine-month period ended October 4, 1998 while cash was provided by the increase in accrued expenses for the same period in the prior year.

Capital expenditures were $5,241,000 for the nine-month period ended October 4, 1998, compared to $4,305,000 for the nine-month period ended September 30, 1997. The capital expenditures were primarily to purchase tooling and manufacturing equipment for both periods. The Company anticipates continued expenditures for tooling and manufacturing equipment purchases associated with new product introductions and an increase in overall production capacity.

The Company had no bank debt at October 4, 1998, as compared to $7,161,000 outstanding under its bank credit facility at December 31, 1997. This credit facility, established in March 1997 and amended in March 1998, provides for total borrowings of up to $25,000,000, secured by equipment, inventory, receivables and intangibles. The credit facility consists of $15,000,000 discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75 percent, and a $10,000,000 equipment loan which bears interest at the bank's reference rate plus 1.25 percent. Borrowings under the equipment loan are made in increments of $2,000,000 and, unless payment is demanded sooner, are payable over a 48-month period commencing the first full month following each separate advance. Other borrowings under the credit facility are due on demand. Pursuant to the Company's agreement with GS Group, borrowings under the bank credit facility were limited to $10,000,000 in 1997 and are limited to $12,500,000 in 1998.

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

Management believes that anticipated cash flows from operations, funds available through its bank credit facility and the net proceeds from its public offering of Common Stock will provide sufficient capital resources for current operations and planned product introductions through 1999.

The Company has not paid cash dividends. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.


                                    10 of 14

YEAR 2000 ISSUES

The Company understands the Year 2000 ("Y2K") issue to be the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems would be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations either through internal failures or through the effect of failures which might happen externally, and which could have a material adverse effect on the Company's financial position.

In 1998, the Company developed a three-phase program for Y2K information systems readiness. The intent of Phase I is to identify those systems with which the Company has exposure to Y2K issues and assess the ability to make them Y2K ready. The intent of Phase II is to implement corrective actions to remedy issues discovered in Phase I. The intent of Phase III is to test all remedial corrective actions taken and, if necessary, complete a contingency plan.

The Company has identified three major areas determined to be critical for successful Y2K readiness: (1) financial and informational system applications,
(2) manufacturing automation and (3) third-party relationships.

The Company, in accordance with Phase I of the program, has completed an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K ready due to their recent implementation. These include the Company's core financial and reporting systems. In the manufacturing area, the Company is in the process of identifying areas of exposure. In the third-party area, the Company continues its assessment of its major third parties. Many of these parties state that they intend to be Y2K ready by 2000. The Company intends to complete Phases II and III by mid 1999.

The Company has yet to determine what costs will be incurred in connection with its Y2K readiness initiatives, but estimates that such costs will not be material to the company.

FORWARD-LOOKING STATEMENTS

This report (as well as press releases, other written statements and oral statements made or to be made by the Company) contains statements relating to future events or the future financial performance of the Company which are forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, actual results may differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the effects of economic conditions, continued customer acceptance of products, the Company's reliance on proprietary technology, pending patent litigation, product obsolescence, the Company's ability to manage growth, risks associated with international operations, competition, product liability, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and certain registration statements of the Company.

                                    11 of 14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.


                       12 of 14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.    Defaults upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           The Company's Board of Directors has authorized up to $2,500,000 for the repurchase of the Company's common stock. The authorization includes open market purchases, block transactions, and privately negotiated purchases. Repurchases will be at such prices and at such times as management of the Company approves from time to time. As of October 4, 1998, the Company had approximately six million shares of common stock outstanding.

Item 6.    Exhibits and Reports on Form 8-K

           (a)         Exhibits
                       Not applicable.

           (b)         Reports on Form 8-K
                       No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.


                                    13 of 14

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



                                  Recovery Engineering, Inc.
                                  ----------------------------------------------
                                  (Registrant)




Dated:  November 17, 1998.         /s/Brian F. Sullivan
                                  ----------------------------------------------
                                  Brian F. Sullivan
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)




Dated:  November 17, 1998.         /s/Charles F. Karpinske
                                  ----------------------------------------------
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                    14 of 14