Form 10-K
period 1999-01-03
RECOVERY ENGINEERING INC
filed 1999-04-02
CIK 818203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999, based on the closing sale price of the Common Stock on such date as reported on the Nasdaq National Market, was $51,142,000.

On March 5, 1999, the Company had outstanding 6,019,698 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1999 (the "Annual Report to Shareholders"), are incorporated by reference into Part II. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                     PART I
FORWARD-LOOKING STATEMENTS........................................................................................1
ITEM 1.       BUSINESS............................................................................................1
              General.............................................................................................1
              Industry Overview...................................................................................1
              Business Strategy...................................................................................2
              Products............................................................................................3
              Marketing and Distribution..........................................................................6
              Research and Development............................................................................7
              Manufacturing.......................................................................................8
              Patents.............................................................................................8
              Competition.........................................................................................8
              Government Regulation...............................................................................9
              Employees...........................................................................................9
ITEM 1A.      IMPORTANT INFORMATION...............................................................................9
ITEM 2.       PROPERTIES.........................................................................................13
ITEM 3.       LEGAL PROCEEDINGS..................................................................................13
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................13

                                     PART II
ITEM 5.       MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS............................................14
ITEM 6.       SELECTED FINANCIAL DATA............................................................................14
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..........................................................................14
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................14
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................14
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE................................................................14

                                    PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS...................................................................15
ITEM 11.      EXECUTIVE COMPENSATION.............................................................................15
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.....................................................................................15
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................15

                                     PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K................................................................................16

SIGNATURES.......................................................................................................18


                                     PART I


FORWARD-LOOKING STATEMENTS

      The information included or incorporated by reference in this Annual Report on Form 10-K contains statements relating to future events or the future financial performance of Recovery Engineering, Inc. (the "Company") which are "forward-looking statements" within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements in the Company's press releases and oral statements made by or with the approval of the Company's executive officers also constitute or will constitute "forward-looking statements." Forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, actual results may differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the effects of economic conditions, product demand, competitive products, and other factors described herein. See "Important Information."


ITEM 1.  BUSINESS

GENERAL

      The Company designs, manufactures and markets proprietary small-scale drinking water systems under the PUR(R) brand name for the household, recreational and military markets. These products include a line of self-monitoring water filters for household use, a rugged line of portable drinking water systems for outdoor enthusiasts and international travelers and a line of low-energy, reverse osmosis desalinators for offshore marine, commercial life raft and military use. PUR household water filters, which accounted for more than 87% of the Company's net sales in fiscal 1998, are offered in a variety of configurations, including pitchers and dispensers which are filled from the tap ("pour-through" systems) and faucet-mounted, countertop and under-sink filter systems which are connected to the water lines ("in-line" systems). Each PUR household water filter system incorporates a replaceable filtration cartridge. PUR household products are distributed through approximately 35,000 retail outlets in the United States and Canada, including Costco, Wal-Mart, Sears, Target, Kmart, Macy's and Walgreens.

      The Company was founded in 1986, and initially developed a line of reverse osmosis desalinators for the United States Navy and other military and offshore marine users. The Company subsequently developed a line of PUR antimicrobial water purifiers and microfilters for use by outdoor enthusiasts and international travelers.

      The Company entered the retail water filter market in late 1994. Recognizing that a significant portion of revenues in the household market would be derived from recurring sales of replacement cartridges, the Company pursued a strategy of building brand name recognition for PUR products and developing an installed base of its products to promote recurring sales of replacement cartridges. To implement this strategy, the Company invested significant resources to develop advanced filtration and monitoring technologies, launch a broad range of products at a variety of price points, expand distribution of its products, and provide high levels of customer and trade advertising support. The Company has also developed and implemented automated manufacturing and assembly processes for its household products, which enables it to manufacture nearly all of the filter elements for such products, reducing the Company's costs and enhancing its ability to respond to retailers' needs.

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

      HOUSEHOLD MARKET

      The household market consists of tap water substitutes (primarily bottled water) and drinking water treatment equipment (such as water filters, water softeners and whole house systems). The Company believes that increasing awareness and concern about water quality has contributed significantly to a steady increase in the size of the market in the United States for household tap water substitutes and drinking water equipment. Despite heightened awareness of water quality and safety issues, the domestic market penetration of household drinking water treatment systems is estimated by the Company to be less than 25% of United States households.

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

BUSINESS STRATEGY

         The Company's objective is to establish and maintain PUR as the leading brand of consumer drinking water treatment equipment and attain a leading position in each of the market segments it enters. The Company's key strategies to accomplish this objective are:

         o        DEVELOP PROPRIETARY TECHNOLOGY TO ADDRESS CONSUMER CONCERNS.
                  The Company's research and development efforts are focused on creating innovative and technologically superior products that provide performance characteristics exceeding those of competing products. Consumer research conducted by the Company in 1993 and 1996 revealed that the performance of water filters from other manufacturers failed to meet consumers' expectations because (i) consumers were uncertain whether a filter had reached the end of its useful life and (ii) such filters treated primarily the aesthetic properties of drinking water and generally did not remove contaminants related to health concerns. In response to these findings, the Company developed the ASM(R)(Automatic Safety Monitor(TM)) monitoring technology and higher performance filters such as the PUR ULTIMATE faucet-mounted filter and the PUR PLUS pour-through pitcher and dispenser.

         o OFFER A BROAD LINE OF SUPERIOR PRODUCTS WHICH CATER TO A WIDE CONSUMER SEGMENT. The Company has established a leading position in its consumer drinking water treatment categories by developing a broad range of products with superior performance characteristics at a number of retail price points. The Company's products are offered in a variety of configurations with varying performance characteristics.

         o ESTABLISH A BROAD DISTRIBUTION NETWORK. The Company's entry into the household water filter market in 1994 required it to establish new distribution channels for its products. Since then, the Company has expanded its distribution network aggressively. The Company's broad product line and range of price points and its ability to provide retailers with differentiated product configurations has enabled PUR products to be sold by a wide variety of retailers including department stores, mass merchants, drug stores, grocery stores, hardware stores and warehouse clubs. PUR household products are currently sold throughout the United States and Canada through approximately 35,000 retail outlets. The Company continues to seek additional retail outlets and distribution channels for its household products.

         o PROMOTE BRAND AWARENESS THROUGH EFFECTIVE MARKETING. The Company entered the growing household water filter market with the belief that it could capture a significant share of the market by quickly establishing its PUR brand. The Company therefore invested and continues to invest significant resources in advertising and promotional activities to increase awareness of its products and build the PUR brand name. These activities include providing its retailers with point-of-sale displays, cooperative advertising programs, product flyers and in-store product demonstrations. The Company also utilizes television commercials as well as print and radio advertisements. These efforts have enabled the Company to establish PUR products as the number one brand of in-line water filters and the number two brand of all household water filters sold in the United States.

         o GENERATE RECURRING SALES OF REPLACEMENT FILTER CARTRIDGES. The Company has pursued a strategy of building brand name recognition for PUR products and developing an installed base of its products to promote recurring sales of replacement cartridges. The Company anticipates that, as the installed base of PUR water filter systems grows, an increasing portion of its net sales will be derived from recurring sales of replacement cartridges, which on average carry a higher margin than the Company's other products. All PUR household products incorporate the Company's proprietary ASM technology which measures the filter's usage and indicates its remaining capacity. The Company believes that this visible indication of when to replace the filter cartridge encourages consumers to purchase replacement filters more frequently than they otherwise would.

         o DEVELOP LOW-COST, HIGH-VOLUME FLEXIBLE MANUFACTURING PROCESSES. The Company has invested heavily in automating the manufacturing and assembly processes for its household water filters, including the development of several proprietary, automated processes for manufacturing filter elements used in certain of its products. These automated processes have enabled the Company to improve its manufacturing efficiencies while enhancing its ability to provide high volumes of differentiated products to respond to retailers' needs. The Company intends to continue implementing processes to reduce the cost of manufacturing it products.

PRODUCTS

      Since its formation in 1986, the Company has utilized its mechanical and chemical engineering expertise to develop new water filtration and purification products with superior performance characteristics to address the identified concerns of consumers. The Company believes it is a leader in introducing new technology to the markets its serves.

         o In 1988, the Company introduced the world's first hand-operated reverse osmosis desalinator.

         o In 1991, the Company launched its line of PUR portable systems employing the Company's proprietary Tritek(R) disinfection technology which enables the elimination of microorganisms from water.

         o In 1994, the Company introduced the first faucet-mounted water filter capable of removing CRYPTOSPORIDIUM and GIARDIA LAMBLIA.

         o In 1994, the Company introduced the first faucet-mounted water filter with a device that automatically monitors the useful life of the filter cartridge.

         o In 1996, the Company introduced the first gravity-fed, pour-through pitcher with an automatic monitoring device.

         o In 1997, the Company introduced the first faucet-mounted water filter to remove mercury, particulates, atrazine and lindane.

         o In 1998, the Company introduced two new pour-through systems, the PUR PLUS pitcher and the PUR PLUS dispenser, the first gravity-fed water filter systems capable of removing microorganisms as small as CRYPTOSPORIDIUM and GIARDIA LAMBLIA.

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

      PUR faucet-mounted water filters, introduced to the market in 1994, were the first household water filters offered by the Company. These compact units are approximately five inches high and incorporate a proprietary carbon block filter developed by the Company. The filter cartridges for these units have a useful life of about two to three months based on the Company's surveys of consumer usage. The Company introduced its PUR countertop water filter systems in 1996 and its PUR under-sink water filter system in 1997, with filter cartridges having a useful life of four to six months. Each of these products is approximately nine inches high and offers greater contaminant reduction and longer filter life than the faucet-mounted units. The filter cartridge for the countertop and under-sink units employ the same proprietary carbon block technology as the faucet-mounted units. The Company estimates, based on survey information from Intelect, that its line of faucet-mounted PUR water filters accounted for approximately 82% of all household faucet-mounted water filtration sales in the United States in 1998.

      The initial PUR pour-through product, introduced to the market in January 1996, is a water pitcher which holds approximately a half-gallon of filtered water. In 1998, the Company introduced its PUR PLUS pitcher and PUR PLUS dispenser, which are the only gravity-fed water filters capable of filtering microorganisms as small as CRYPTOSPORIDIUM and GIARDIA LAMBLIA. The PUR pour-through products incorporate a proprietary three-stage filtration cartridge, developed and manufactured by the Company, which employs activated carbon, ion exchange resin and a microfilter and has a useful life of approximately one to two months based on the Company's surveys of consumer usage. The Company estimates, based on survey information from Intelect, that its line of PUR pour-through products accounted for approximately 14% of all water filtration pitcher sales in the United States in 1998.

      The products comprising the PUR line of household water filters are as follows:

      POUR-THROUGH PRODUCTS:

         o        PUR Pitcher - Pitcher capacity: 1/2 gallon; filter capacity:
                  40 gallons (1-2 mos.)

         o PUR PLUS Pitcher - Pitcher capacity: 1/2 gallon; filter capacity: 40 gallons (1-2 mos.)

         o PUR PLUS Dispenser - Dispenser capacity: 2 gallons; filter capacity: 40 gallons (1-2 mos.)

      IN-LINE PRODUCTS:

         o PUR FM (standard) - Faucet-mounted; filter capacity: 100 gallons (2-3 mos.)

         o        PUR FM PLUS - Faucet-mounted; filter capacity: 100 gallons
                  (2-3 mos.)

         o PUR FM ULTIMATE - Faucet-mounted; filter capacity: 100 gallons (2-3 mos.)

         o PUR CT PLUS - Countertop; filter capacity: 200 gallons (4-6 mos.)

         o PUR US PLUS - Under-sink; filter capacity: 200 gallons (4-6 mos.)


      The number of months of estimated useful life of the filters is based on Company surveys of consumer usage.

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

      Various chemicals and methods have historically been used to disinfect fresh water, including chlorine gas, iodine, silver nitrate, hydrogen peroxide and boiling. These methods involve a significant amount of time to be effective and, therefore, are not convenient or practical for use on a consistent basis to produce drinking water. In addition, chemical disinfectants are relatively ineffective against cyst forms of various parasites, including GIARDIA LAMBLIA, and leave residual concentrations in water, which may render the water unpalatable. Although filtration is also commonly used to treat contaminated water and is an effective means of removing larger microorganisms like protozoa and bacteria, filtration is not a practical means of removing viruses.

      PUR fresh water purifiers incorporate the Company's proprietary Tritek(R) disinfection technology, which combines microfiltration and an iodinated resin matrix to produce safe drinking water in seconds. The microfilter is used to remove sediment and the largest and most chemically resistant microorganisms. Smaller microorganisms, like bacteria and viruses, are killed upon contact with the iodinated resin. The result is a process that takes advantage of the positive attributes of microfiltration and iodinated resin, without suffering the drawbacks of each approach when used alone. Each of the PUR fresh water purifiers is registered with the EPA, which has established minimum performance guidelines for microbiological water purifiers. See "Business - Government Regulation."

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

      The products comprising the PUR line of outdoor products are as follows:

      PORTABLE SYSTEMS:

      o     PUR Pioneer - Microfilter; special feature: disposable filter

      o     PUR Hiker - Microfilter; special feature: anti-clog filter

      o PUR Voyageur - Purifier; special features: anti-clog filter with iodinated resin

      o PUR Scout - Purifier; special features: anti-clog filter with iodinated resin and dirt shield

      o PUR Explorer - Purifier; special features: double-action pump; self-cleaning filter with iodinated resin

      DESALINATORS:

      o PUR Survivor-06 - Desalinator; special features: hand-operated, 6 gallons per day ("gpd")

      o PUR Survivor-35 - Desalinator; special features: hand-operated, 35 gpd

      o PUR PowerSurvivor-40E - Desalinator; special features: powered by 12-volt DC motor, 40 gpd

      o PUR PowerSurvivor-80E - Desalinator; special features: powered by 12-volt DC motor, 80 gpd

      o PUR PowerSurvivor-160E - Desalinator; special features: powered by 12-volt DC motor, 160 gpd


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

      The Company's entry into the household water filter market in 1994 required it to establish new distribution channels for its products. Since then, the Company has expanded its distribution network aggressively, and currently sells its household water filters in the United States and Canada through a wide variety of mass retail channels, including mass merchants, department stores, drug stores, grocery stores, home center and hardware stores, warehouse clubs and specialty retailers. The Company's household products are distributed in approximately 35,000 stores in the United States and Canada. The accounts are serviced by a network of more than 30 independent manufacturers' representative agencies. The Company continues to seek additional retail outlets and distribution channels for its household products.

      The Company's household products are distributed through the following channels:

      o     Mass merchants (including Wal-Mart, Target, Kmart and Fred Meyer)

      o Department stores (including Dayton's, Marshall Fields, Macy's, Robinson-May, Dillard's, Bloomingdale's, JC Penney and Sears)

      o Drug stores (including Walgreens, Eckerd Drug, Long's Drug, American Stores, Rite-Aid and CVS)

      o Grocery stores (including Albertson's, Kroger, Super Valu, Fleming, Wegman's, Winn-Dixie and Publix)

      o Home center and hardware stores (including Home Depot, Lowes, Menards, Payless Cashways, Builders Square, Ace Hardware, True Value Hardware, Hardware Hank, Servistar and Coast-to- Coast)

      o     Warehouse clubs (including Costco, Sam's Club and B.J.'s)

      o Specialty retailers (including Bed, Bath & Beyond, Linens 'N Things, Home Place, Lechters and QVC).

      As part of its continuing efforts to enhance communications with its customers, the Company utilizes electronic data interchange with its customers to generate electronic purchase orders and invoices. The Company also receives point-of-sale information through this system from 35 retailers including most of the Company's top 10 customers. This information allows the Company to track and monitor consumer sales of its products and anticipate orders from its principal customers.

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

RESEARCH AND DEVELOPMENT

      The Company believes that its research and development team gives it a significant competitive advantage over others engaged in the design and manufacture of consumer water filtration and purification equipment. Through the efforts of its research and development team, the Company develops products which incorporate proprietary technology to offer performance superior to comparably priced products sold by competitors. The Company utilizes customer surveys, focus groups, home user studies and field testing of its products to assess consumer needs and preferences. Research and development efforts are then focused on products where technological innovation can create a meaningful difference between the Company's products and competing products. The Company's research and development team includes an advanced manufacturing design group which works to coordinate the transition of new products from the research and development stage through the manufacturing process and ultimately to a successful product launch. The Company's expenditures for research and development were $2.0 million in 1996, $3.1 million in 1997, and $4.2 million in fiscal 1998, representing 6.0%, 4.3% and 5.5% of sales, respectively.

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

PATENTS

      The Company is the owner of 13 United States utility patents and six United States design patents related to its reverse osmosis desalinators, portable drinking water systems and household drinking water systems. These patents expire at various dates from 2001 to 2016. The Company has applied for corresponding foreign patents where it deemed such applications necessary. The Company has also applied for additional patents in the United States with respect to its household drinking water products and for corresponding foreign patents. The protection offered by these patents and the ability to obtain protection with respect to new technology are important to the Company's future performance.

COMPETITION

      The Company competes with a number of companies in the manufacture and marketing of household water filtration and purification systems. The most significant competitors in this market currently are Brita U.S.A. (a subsidiary of Clorox Company), Teledyne Waterpik (a subsidiary of Allegheny Teledyne, Inc.), Culligan Water Technologies, Inc. (a subsidiary of U.S. Filter, Inc.), Rubbermaid Inc. and Signature Brands Inc. As this market develops, the Company may experience increased competition from public water utilities, appliance manufacturers and consumer electronics companies. In addition, the Company competes indirectly with suppliers of bottled water.

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

EMPLOYEES

      At January 3, 1999, the Company had approximately 360 full-time employees, of whom 31 were involved in research and development, 240 in engineering, manufacturing, assembly and testing, 51 in sales, marketing, technical and customer service, and 38 in administration. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are excellent.


ITEM 1A.  IMPORTANT INFORMATION

      Certain statements in this Annual Report on Form 10-K and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements." Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statement, including without limitation the effects of economic conditions, product demand, competitive products and other risks detailed herein.

RECENT HISTORY OF OPERATING LOSSES

      The Company has experienced a net loss in each of the last three years due primarily to costs associated with entering the household market including, among other things, costs of creating brand name awareness, developing broader product line offerings, and establishing a wide distribution network for its products. The net losses were incurred despite substantial increases in net sales that resulted from the Company's entry into the household water filter market. The Company intends to continue investing significant amounts in development of additional extensions of its product lines, advertising and promotional activities to support existing products and new product introductions, and continued development of enhanced manufacturing processes and expanded production capacity. Thus, the Company may continue to generate losses even if revenues increase, and there can be no assurance that the Company will become consistently profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

CONTINUED ACCEPTANCE OF PRODUCTS

      The Company's ability to continue to increase its sales and return to consistent profitability will depend to a significant degree on the continued successful retail sell-through of new and existing household drinking water treatment products for consumer markets in the United States and other countries. The success of the Company's products will depend in part on the Company's continued ability to educate consumers about the advantages of such products over other means of addressing drinking water concerns, including bottled water and alternative products for water filtration. Additionally, there can be no assurance that the Company's household water filtration products will continue to be successfully sold through the Company's established network of retail outlets or that the Company will be able to maintain its distribution network. The Company's performance will also depend on consumers' willingness to continue using the Company's products and to buy replacement filter cartridges. See "Business - Industry Overview - Household Market" and "Business - Products - Household Water Filters."

RELIANCE ON PROPRIETARY TECHNOLOGY

      The Company's ability to compete depends in part on its proprietary technology, which it seeks to protect with patents and trademarks. The Company is the owner of numerous United States utility patents, United States design patents, and United States registered trademarks related to its desalinator, recreational, and household water filtration products. Additionally, the Company has applied for several patents related to its new and existing household water filtration products and recreational products. The Company has also applied for and received various corresponding foreign patents where it deemed such applications necessary. The laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The Company intends to vigorously defend and protect its patents and other proprietary technology against infringement or misappropriation by others. There can be no assurance, however, that steps taken by the Company will prevent misappropriation of its technology, that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will provide competitive advantages to the Company or preclude competitors from developing products similar to the Company's products, that any of the Company's patents will be held valid if subsequently challenged, or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, there can be no assurance that third parties will not assert infringement claims with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses could be obtained on commercially reasonable terms, or at all. Litigation or regulatory proceedings may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. Such litigation could be expensive and time consuming and could have a material adverse effect on the Company's business, financial condition or results of operations regardless of the outcome of such litigation. See "Business - Patents."

PATENT LITIGATION

      The Company has been involved in litigation from time to time with respect to certain aspects of its technology and may become involved in similar litigation in the future. The costs associated with such litigation and potential adverse decisions resulting from such litigation could have a material adverse effect on the Company's business, prospects and financial condition. See "Legal Proceedings"

TECHNOLOGICAL CHANGE AND PRODUCT OBSOLESCENCE

      The water treatment markets in which the Company competes are subject to technological changes, and the Company's business strategy is based to a substantial extent on the Company's ability to offer technologically superior products. The ability of the Company to compete successfully will depend in part on its ability to continue to respond effectively to technological changes, enhance its technology and develop and market new products and new applications for its existing technology. Although the Company expends a significant portion of its revenues on research and development and product enhancement efforts, there can be no assurance that the Company can successfully develop and bring any new products to the market in a timely manner, that such products will be commercially successful, or that competitors' technologies or services will not render the Company's products or services non-competitive or obsolete. The Company relies on product effectiveness certifications from the National Sanitation Foundation ("NSF"), a nationally recognized not-for-profit agency for the certification of water filters, to support its claims to consumers.

There can be no assurance that NSF will certify each of the claims the Company may submit from time-to-time with respect to the performance of its products. Furthermore, the failure to receive, or a delay in receiving, the anticipated certification could impair the Company's ability to market such products. See "Business - Products" and "Business - Research and Development."

MANAGEMENT OF GROWTH

      During the last three years, as a result of significant increases in sales of the Company's household water filter systems, the Company was not able at all times to adjust its production capacity quickly enough to keep pace with the demand for its products. In addition, the Company's shipments of one of its products were interrupted because of inconsistent raw materials. To manage further growth successfully, the Company will be required to continue improving its operations, management and financial systems and controls and expand its facilities and its employee workforce. Any future growth can be expected to place significant additional responsibilities on the Company's management, operations, employees and resources. There can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations or achieve planned growth on a timely or profitable basis. To the extent that the Company is unable to manage its growth efficiently and effectively, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, in pursuing its growth strategy, the Company may need to incur additional debt or issue additional equity securities, resulting in increased financial leverage or potential dilution to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Business Strategy."

COMPETITION

      The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product features, product performance and reputation, price and service. The Company's competitors include companies with established reputations in the consumer, household water filtration and purification field and substantially greater financial, technical, marketing and other resources than the Company. As a result, such companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. The Company also indirectly competes on the retail consumer level with suppliers of prepackaged bottled water and bulk water dispensing systems. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively. See "Business Competition."

PRODUCT LIABILITY

      The Company could be liable for personal injuries allegedly caused by a defect in one of the Company's products. While to date the Company has not experienced any such claims, there can be no assurance that such claims will not be made in the future. The Company currently carries product liability insurance covering its products with policy limits of $2.0 million in the aggregate and $1.0 million per occurrence. The Company also maintains umbrella coverage over this amount to $15.0 million. It cannot be predicted, however, whether such insurance is sufficient to adequately cover the Company's product liability risk. Lack of sufficient insurance could expose the Company to substantial damages in connection with product liability claims or product recalls. In addition, the costs related to defending any claim, and/or the negative publicity resulting from any liability action could have a material adverse effect on the Company's sales and profitability.

CUSTOMER CONCENTRATION

      Sales of PUR household water filtration products to the Company's five largest customers accounted for more than 51% of the Company's net sales in 1998, with Wal-Mart (16.8%) and Sam's Club (10.5%) each representing more than 10% of net sales. A reduction, delay or cancellation of orders from one or more of these customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's operating results. See "Business - Marketing and Distribution."

SEASONALITY; QUARTERLY FLUCTUATIONS; POSSIBLE VOLATILITY OF STOCK PRICE

      Management believes that the Company's business is to some extent seasonal, with its highest sales levels occurring during the fourth quarter, although its recent sales growth and interruptions of shipments of certain products due to inconsistent raw materials may have masked seasonal patterns. Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or a full fiscal year. Quarterly results may fluctuate as a result of the timing of merchandise shipments, timing of expenditures for product development and other factors. There can be no assurance that results in future periods will not fluctuate on a quarterly basis. In addition, the market price for the Common Stock may be highly volatile depending on various factors, including the general economy, stock market conditions, the establishment or loss of major customer relationships, technological innovations, new product introductions by the Company or its competitors, and fluctuations in the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL ADVERSE EFFECT OF STOCK OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES

      A substantial number of shares of Common Stock are issuable upon the exercise of outstanding stock options and warrants or the conversion of the Company's 5% Convertible Notes which expire in 2003 and are payable in annual installments beginning in August 2001 (the "Convertible Notes"). When issued, such shares may become available for sale in the public market. Sales of substantial amounts of such shares in the public market could adversely affect the market price of the Common Stock.

EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS

      The Company has adopted a Shareholder Rights Plan and is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. In addition, the Company proposes to amend its Articles of Incorporation to create a classified Board of Directors. This proposal will be presented to the shareholders of the Company for their approval at the Annual Meeting to be held on April 29, 1999. Such anti-takeover provisions could have the effect of discouraging a takeover proposal or tender offer not approved by management and the Board of Directors of the Company. Accordingly, shareholders may be denied the opportunity to participate in a transaction which offers a premium to the prevailing market price of the Common Stock. Furthermore, the Company's Board of Directors is authorized, without further action by the holders of Common Stock, to establish various series of Preferred Stock from time to time and to determine the rights, preferences and restrictions of any wholly unissued series, including, among other matters, dividend, liquidation and voting rights. Thus, the Board of Directors may, without shareholder approval, issue shares of a class or series of Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of the Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company. The creation and issuance of shares of such a class or series of Preferred Stock could also adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

      The Company is headquartered in a leased facility of 188,000 square feet at 9300 North 75th Avenue, Minneapolis, Minnesota 55428, pursuant to a lease which expires in May 2008. The Company believes this facility will provide sufficient space to support the Company's anticipated requirements for the near-term, and that additional or alternate facilities would be available on terms acceptable to the Company if the Company's operations were to require additional space.

      The Company was formerly headquartered in a leased facility of 52,000 square feet in St. Louis Park, Minnesota pursuant to a seven-year lease which expires on December 31, 2000. The Company has obtained a replacement tenant for 26,000 square feet of that facility and the remainder of the facility is currently vacant. The original lease remains in effect and the Company may have continuing financial obligations under such lease to the extent the facility is not occupied by another tenant or the tenant does not assume or perform the Company's obligations under the original lease.

      The Company owns manufacturing and engineering equipment, located at its facilities in Minneapolis, used in its assembly operations and research and development efforts. Such equipment is available from a variety of sources, and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.


ITEM 3.  LEGAL PROCEEDINGS

      The Company and several other water filtration companies were named as defendants in a civil proceeding initiated in January 1997 by Brita U.S.A., a subsidiary of Clorox Company, which asserted that the defendants infringed one of Brita's patents relating to pitcher products. On March 3, 1999, summary judgment was entered in the United States District Court for the Northern District of Illinois, dismissing all claims against the Company and the other defendants. Brita has the right to appeal the decision within 30 days from the date the decision was entered. If the decision is appealed, the Company intends to defend vigorously its right to market and sell its products. The Company was aware of Brita's patent prior to developing the PUR pitcher design and believes that it does not infringe Brita's patent. The design of the PUR PLUS pitcher, dispenser and related filter cartridge differs in material respects from the design of the pitcher products that are the subject of this litigation.

      The Company was also a defendant in a civil proceeding initiated in April 1997 by UltraPure Systems, Inc., a subsidiary of Culligan Water Technologies, Inc., which asserted that the Company infringed an UltraPure patent on a faucet-mounted filter system. All claims against the Company were dismissed in an order of summary judgment entered in the United States District Court for Minnesota. A subsequent agreement between the Company and UltraPure Systems, Inc. dismissed the entire case with prejudice and without opportunity for appeal.

      The Company from time to time is involved in various other legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended January 3, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Common stock market and dividend information on page 20 of the Annual Report to Shareholders is incorporated herein by reference in response to this item.


ITEM 6.  SELECTED FINANCIAL DATA

      Selected financial data on page 20 of the Annual Report to Shareholders is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 through 12 of the Annual Report to Shareholders is incorporated herein by reference in response to this item.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and financial statements included on pages 13 through 20 of the Annual Report to Shareholders are incorporated herein by reference in response to this item.

      The quarterly financial information on page 20 of the Annual Report to Shareholders is incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

      The information contained on pages 8 through 11 of the Proxy Statement with respect to directors and executive officers of the Company is hereby incorporated by reference in response to this item.

      The information contained on pages 14 and 15 of the Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

      The information contained on pages 11 through 14 of the Proxy Statement with respect to executive compensation is hereby incorporated by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      The information contained on pages 18 through 20 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained on page 15 of the Proxy Statement with respect to certain relationships and related transactions is hereby incorporated by reference in response to this item.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THE REPORT:

      1.    FINANCIAL STATEMENTS.

            The following financial statements of Recovery Engineering, Inc. included in the Annual Report to Shareholders, are incorporated by reference in Item 8:

            Balance Sheets as of December 31, 1997 and January 3, 1999 Statements of Operations for the Years ended December 31, 1996 and
               1997, and January 3, 1999
            Statements of Cash Flows for the Years ended December 31, 1996 and
               1997, and January 3, 1999
            Statement of Changes in Shareholders' Equity for the Years
               ended December 31, 1996 and 1997, and January 3, 1999
            Notes to Financial Statements

      2.    FINANCIAL STATEMENT SCHEDULES.

            The following schedule supporting financial statements for the three years ended January 3,1999 is filed herewith:

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

      EXHIBIT
         NO.            DESCRIPTION

         3.1      Articles of Incorporation of Recovery Engineering, Inc.

         3.2      Bylaws of Recovery Engineering, Inc.

         4.1 Rights Agreement dated as of January 30, 1996 between Recovery Engineering, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent

         4.1.1 Amendment No. 1 dated as of February 3, 1998 to Rights Agreement between Recovery Engineering, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent

         10.1*    Recovery Engineering, Inc. 1986 Stock Option Plan, as amended

         10.2*    Recovery Engineering, Inc. 1993 Director Stock Option Plan

         10.3*    Recovery Engineering, Inc. 1994 Stock Purchase Plan

         10.4*    Recovery Engineering, Inc. 1994 Stock Option and Incentive
                  Plan

         10.5 Supplier Agreement dated November 25, 1996, between Thermotech and Recovery Engineering, Inc.

         10.6 Financing Agreement dated March 31, 1997 between Recovery Engineering, Inc. and U.S. Bank National Association, f/k/a First Bank National Association

         10.6.1 First Amendment to Financing Agreement dated March 16, 1998, between Recovery Engineering, Inc. and U.S. Bank National Association, f/k/a First Bank National Association

         10.6.2 Waiver Letter dated November 16, 1998, from U.S. Bank National Association

         10.7 Securities Purchase Agreement dated July 19, 1996 by and among Recovery Engineering, Inc. and investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group")

         10.8 Registration Rights Agreement dated July 19, 1996 by and among Recovery Engineering, Inc. and GS Group

         10.9* Executive Restriction Agreement dated July 19, 1996 by and among Recovery Engineering, Inc., GS Group and Brian F. Sullivan

         10.10* Executive Severance Pay Agreement dated March 24, 1997 between Recovery Engineering, Inc. and Charles F. Karpinske

         10.11* Change-in-Control Severance Pay Agreement dated November 2, 1998 between Recovery Engineering, Inc. and Brian F. Sullivan

         10.12* Change-in-Control Severance Pay Agreement dated November 2, 1998 between Recovery Engineering, Inc. and Richard D. Hembree

         10.13* Change-in-Control Severance Pay Agreement dated November 2, 1998 between Recovery Engineering, Inc. and Jeffrey T. Dekko

         10.14* Change-in-Control Severance Pay Agreement dated November 2, 1998 between Recovery Engineering, Inc. and Barry B. Van Lerberghe

         10.15* Change-in-Control Severance Pay Agreement dated November 2, 1998 between Recovery Engineering, Inc. and Daniel B. Seebart

         10.16* Change-in-Control Severance Pay Agreement dated February 8, 1999 between Recovery Engineering, Inc. and Reed A. Watson

         10.17 Lease Agreement dated November 8, 1996 between Ryan Companies US, Inc. and Recovery Engineering, Inc.

         10.17.1 First Amendment to Lease dated December 20, 1996, between Ryan Companies US, Inc. and Recovery Engineering, Inc.

         10.17.2 Second Amendment to Lease dated May 1, 1997, between Ryan Recovery, LLC and Recovery Engineering, Inc.

         10.17.3 Third Amendment to Lease dated December 22, 1997, between Ryan Recovery, LLC and Recovery Engineering, Inc.

         13.1 Annual Report to Shareholders for the fiscal year ended January 3, 1999

         21.1     Subsidiary of Recovery Engineering, Inc.

         23.1     Consent of Independent Auditors

         27.1     Financial Data Schedule

-------------


*     Management Contracts

(b)   REPORTS ON FORM 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended January 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RECOVERY ENGINEERING, INC.


Date: March 31, 1999           By      /s/ Brian F. Sullivan
                                     -------------------------------------------
                                     Brian F. Sullivan
                                     Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                                        DATE
---------                                     -----                                        ----
  /s/ Brian F. Sullivan                       Chairman, Chief Executive Officer            March 31, 1999
--------------------------------------------  and Director (Principal Executive
Brian F. Sullivan                             Officer)

  /s/ Charles F. Karpinske                    Vice President and Chief Financial           March 31, 1999
--------------------------------------------  Officer (Principal Financial and
Charles F. Karpinske                          Accounting Officer)

  /s/ Robert Gheewalla                        Director                                     March 31, 1999
--------------------------------------------
Robert Gheewalla

  /s/ John E. Gherty                          Director                                     March 31, 1999
--------------------------------------------
John E. Gherty

  /s/ Sanjay H. Patel                         Director                                     March 31, 1999
--------------------------------------------
Sanjay H. Patel

  /s/ William D. Thompson                     Director                                     March 31, 1999
--------------------------------------------
William D. Thompson

  /s/  William F. Wanner, Jr.                 Director                                     March 31, 1999
--------------------------------------------
William F. Wanner, Jr.

  /s/ Richard J. Zeckhauser                   Director                                     March 31, 1999
--------------------------------------------
Richard J. Zeckhauser


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           RECOVERY ENGINEERING, INC.

                                 (in thousands)



                                                                       ADDITIONS
                                                               --------------------------
                                                BALANCE AT     CHARGED TO
                                                 BEGINNING      COSTS AND     CHARGED TO                  BALANCE AT END
DESCRIPTION                                      OF PERIOD      EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     OF PERIOD
-----------                                      ---------      --------    --------------   ----------   ---------------
YEAR ENDED JANUARY 3, 1999
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts          $314           $ 52                         $  58 (1)       $308
     Reserve for inventory obsolescence            $418           $587                          $318 (2)       $687

YEAR ENDED DECEMBER 31, 1997
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts          $212           $148                         $  46 (1)       $314
     Reserve for inventory obsolescence            $226           $471                          $279 (2)       $418

YEAR ENDED DECEMBER 31, 1996
Reserves & allowances deducted from
asset accounts:
     Allowance for uncollectible accounts         $  57           $315                          $160 (1)       $212
     Reserve for inventory obsolescence            $112           $430                          $316 (2)       $226


---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off.

                                INDEX TO EXHIBITS


EXHIBIT
NO.            DESCRIPTION                                       METHOD OF FILING
---            -----------                                       ----------------
3.1            Articles of Incorporation of Recovery             Filed as Appendix 1 to the Company's Proxy
               Engineering, Inc.                                 Statement dated March 27, 1996 (File No.
                                                                 0-21232) and incorporated herein by
                                                                 reference

3.2            Bylaws of Recovery Engineering, Inc.              Filed as Appendix 2 to the Company's Proxy
                                                                 Statement dated March 27, 1996 (File No.
                                                                 0-21232) and incorporated herein by
                                                                 reference

4.1            Rights Agreement dated as of January 30,          Filed as Exhibit 4.1 to the Company's Form
               1996 between Recovery Engineering, Inc.           8-A Registration Statement dated February
               and Norwest Bank Minnesota, National              20, 1996 (File No. 0-21232) and incorporated
               Association, as Rights Agent                      herein by reference

4.1.1          Amendment No. 1 dated as of February 3,           Filed as Exhibit 4.1.1 to the Company's
               1998 to Rights Agreement between                  Annual Report on Form 10-K for the year
               Recovery Engineering, Inc. and Norwest            ended December 31, 1997 (File No. 0-21232)
               Bank Minnesota, National Association,             and incorporated herein by reference
               as Rights Agent

10.1 *         Recovery Engineering, Inc. 1986 Stock             Filed as Exhibit 10.6 to the Company's
               Option Plan, as amended                           Registration Statement on Form SB-2 (No.
                                                                 33-57826C) and incorporated herein by
                                                                 reference

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

10.4 *         Recovery Engineering, Inc. 1994 Stock             Filed as Exhibit 99.1 to the Company's
               Option and Incentive Plan, as amended             Registration Statement on Form S-8 (No.
                                                                 333-41621) and incorporated herein by
                                                                 reference

10.5           Supplier Agreement dated November 25,             Filed as Exhibit 10.5 to the Company's
               1996, between Thermotech and Recovery             Annual Report on Form 10-K for the year
               Engineering, Inc.                                 ended December 31, 1997 (File No. 0-21232)
                                                                 and incorporated herein by reference.






EXHIBIT
NO.            DESCRIPTION                                       METHOD OF FILING
---            -----------                                       ----------------
10.6           Financing Agreement dated March 31,               Filed as Exhibit 99.1 to the Company's
               1997 between Recovery Engineering, Inc.           Quarterly Report on Form 10-Q for the
               and U.S. Bank National Association, f/k/a         quarter ended June 30, 1997 (File No.
               First Bank National Association                   0-21232) and incorporated herein by
                                                                 reference

10.6.1         First Amendment to Financing                      Filed as Exhibit 10.7.1 to the Company's
               Agreement dated March 16, 1998                    Registration Statement on Form S-3 (No.
               between Recovery Engineering, Inc. and            333-46833) and incorporated herein by
               U.S. Bank National Association, f/k/a             reference
               First Bank National Association

10.6.2         Waiver Letter dated November 16, 1998,            Filed electronically herewith
               from U.S. Bank National Association

10.7           Securities Purchase Agreement dated               Filed as Exhibit 4.1 to the Company's Report
               July 19, 1996 by and among Recovery               on Form 8-K dated July 19, 1996 (File No.
               Engineering, Inc. and investment                  0-21232) and incorporated herein by
               partnerships affiliated with The Goldman          reference
               Sachs Group, L.P. ("GS Group")

10.8           Registration Rights Agreement dated               Filed as Exhibit 99.1 to the Company's
               July 19, 1996 by and among Recovery               Report on Form 8-K dated July 19, 1996 (File
               Engineering, Inc. and GS Group                    No. 0-21232) and incorporated herein by
                                                                 reference

10.9 *         Executive Restriction Agreement dated             Filed as Exhibit 99.2 to the Company's
               July 19, 1996 by and among Recovery               Report on Form 8-K dated July 19, 1996 File
               Engineering, Inc., GS Group and Brian F.          No. 0-21232) and incorporated herein by
               Sullivan                                          reference

10.10 *        Executive Severance Pay Agreement                 Filed as Exhibit 99.2 to the Company's
               dated March 24, 1997 between Recovery             Quarterly Report on Form 10-Q for the
               Engineering, Inc. and Charles F.                  Quarter ended June 30, 1997 (File No.
               Karpinske                                         0-21232) and incorporated herein by
                                                                 reference

10.11 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated November 2, 1998 between Recovery
               Engineering, Inc. and Brian F. Sullivan

10.12 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated November 2, 1998 between Recovery
               Engineering, Inc. and Richard D.
               Hembree

10.13 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated November 2, 1998 between Recovery
               Engineering, Inc. and Jeffrey T. Dekko






EXHIBIT
NO.            DESCRIPTION                                       METHOD OF FILING
---            -----------                                       ----------------
10.14 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated November 2, 1998 between Recovery
               Engineering, Inc. and Barry B. Van
               Lerberghe

10.15 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated November 2, 1998 between Recovery
               Engineering, Inc. and Daniel B. Seebart

10.16 *        Change-in-Control Severance Pay Agreement         Filed electronically herewith
               dated February 8, 1999 between Recovery
               Engineering, Inc. and Reed A. Watson

10.17          Lease Agreement dated November 8,                 Filed as Exhibit 10.20 to the Company's
               1996 between Ryan Companies US, Inc.              Annual Report on Form 10-K for the year
               and Recovery Engineering, Inc.                    ended December 31, 1996 (File No. 0-21232)
                                                                 and incorporated herein by reference

10.17.1        First Amendment to Lease dated                    Filed as Exhibit 10.12.1 to the Company's
               December 20, 1996, between Ryan                   Annual Report on Form 10-K for the year
               Companies US, Inc. and Recovery                   ended December 31, 1997 (File No. 0-21232)
               Engineering, Inc.                                 and incorporated herein by reference.

10.17.2        Second Amendment to Lease dated                   Filed as Exhibit 10.12.2 to the Company's
               May 1, 1997, between Ryan Recovery,               Annual Report on Form 10-K for the year
               LLC and Recovery Engineering, Inc.                ended December 31, 1997 (File No. 0-21232)
                                                                 and incorporated herein by reference

10.17.3        Third Amendment to Lease dated                    Filed as Exhibit 10.12.3 to the Company's
               December 22, 1997, between Ryan                   Annual Report on Form 10-K for the year
               Recovery, LLC and Recovery                        ended December 31, 1997 (File No. 0-21232)
               Engineering, Inc.                                 and incorporated herein by reference

13.1           Annual Report to Shareholders for the             Filed electronically herewith
               fiscal year ended January 3, 1999

21.1           Subsidiary of Recovery Engineering, Inc.          Filed as Exhibit 21.1 to the Company's
                                                                 Annual Report on Form 10-K for the year
                                                                 ended December 31, 1997 (File No. 0-21232)
                                                                 and incorporated herein by reference

23.1           Consent of Independent Auditors                   Filed electronically herewith

27.1           Financial Data Schedule                           Filed electronically herewith


-------------

*     Management Contracts