Form 10-Q
period 1999-04-04
RECOVERY ENGINEERING INC
filed 1999-05-18
CIK 818203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 0-21232

                           RECOVERY ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-1557115
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation organization)
                             9300 North 75th Avenue
                              Minneapolis, MN 55428
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (612) 315-5500
                                       N/A
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

      Common Stock, $.01 Par Value - 6,024,366 shares as of April 29, 1999
      --------------------------------------------------------------------

================================================================================


                                    1 of 15

                           RECOVERY ENGINEERING, INC.

                                      INDEX


            PART I.  FINANCIAL INFORMATION                              Page No.
                                                                        --------
Item 1.     Financial Statements (Unaudited):

            Balance Sheets
            April 4, 1999 and January 3, 1999..............................    3

            Statements of Operations
            Three-month periods ended April 4, 1999 and April 5, 1998......    4

            Statements of Cash Flows
            Three-month periods ended April 4, 1999 and April 5, 1999......    5

            Notes to Financial Statements..................................    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................    7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   10

            PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings..............................................   11

Item 2.     Changes in Securities and Use of Proceeds......................   11

Item 3.     Defaults upon Senior Securities................................   11

Item 4.     Submission of Matters to a Vote of Security Holders............   12

Item 5.     Other Information..............................................   12

Item 6.     Exhibits and Reports on Form 8-K...............................   13

            Signatures.....................................................   14

            Exhibit Index to Form 10-Q.....................................   15


                                    2 of 15

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                   April 4,      January 3,
                                                                     1999           1999
                                                                  ----------     ----------
                                   ASSETS                        (Unaudited)
Current assets:
   Cash and cash equivalents .................................    $   14,685     $   14,000
   Accounts receivable (net of allowance of
   $270 for 1999 and $308 for 1998) ..........................        15,021         15,389
   Inventory .................................................        11,930         10,661
   Other current assets ......................................           746            620
                                                                  ----------     ----------
      Total Current Assets ...................................        42,382         40,670
Property and equipment:
   Tooling ...................................................         9,832          9,547
   Equipment and fixtures ....................................        14,392         14,109
                                                                  ----------     ----------
                                                                      24,224         23,656
   Less accumulated depreciation .............................         7,887          7,004
                                                                  ----------     ----------
                                                                      16,337         16,652

Deferred income taxes ........................................         1,512          1,512
Patents (net of accumulated amortization) ....................           722            729
Other assets .................................................           288            313
                                                                  ----------     ----------
      Total assets ...........................................    $   61,241     $   59,876
                                                                  ==========     ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................    $    2,238     $    5,740
   Accrued marketing expenses ................................         3,796          1,003
   Accrued co-op advertising .................................         3,082          2,994
   Other accrued expenses ....................................         4,268          2,868
                                                                  ----------     ----------
      Total current liabilities ..............................        13,384         12,605

Long-term debt ...............................................        15,000         15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares:
      1999 - 6,022,919 and 1998 - 4,558,000 ..................            60             60
   Additional paid-in capital ................................        60,093         59,977
   Note receivable from sale of stock ........................          (498)          (498)
   Retained earnings (deficit) ...............................       (26,798)       (27,268)
                                                                  ----------     ----------
      Total shareholders' equity .............................        32,857         32,271
                                                                  ----------     ----------
   Total liabilities and shareholders' equity ................    $   61,241     $   59,876
                                                                  ==========     ==========

                             See accompanying notes.


                                    3 of 15

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)

                                                              Three months          Three months
                                                           ended April 4, 1999   ended April 5, 1998
                                                           -------------------   -------------------
Net sales ..........................................           $   20,566            $   17,225
Cost of products sold ..............................               10,265                 9,033
                                                               ----------            ----------
Gross profit .......................................               10,301                 8,192

Operating expenses:
    Selling, general and administrative ............                8,755                 7,865
    Research and development .......................                  961                 1,011
                                                               ----------            ----------
                                                                    9,716                 8,876

Income (loss) from operations ......................                  585                  (684)

Other income (expense):
    Interest income and other ......................                  227                    --
    Interest expense and other .....................                 (259)                 (540)
                                                               ----------            ----------
                                                                      (32)                 (540)
                                                               ----------            ----------


Income (loss) before income taxes ..................                  553                (1,224)
Income tax benefit (expense) .......................                  (83)                  185
                                                               ----------            ----------
Net income (loss) ..................................           $      470            $   (1,039)
                                                               ==========            ==========

Net income (loss) per share - basic
  and diluted ......................................           $     0.08            $     (.23)
                                                               ==========            ==========

Weighted average shares - basic
  and diluted ......................................                6,016                 4,553
                                                               ==========            ==========

                             See accompanying notes.


                                    4 of 15

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                                      Three months       Three months
                                                                          ended              ended
                                                                      April 4, 1999      April 5, 1998
                                                                      -------------      -------------
Operating activities
     Net income (loss) ........................................        $      470         $   (1,039)
     Adjustments to reconcile net loss
       to net cash provided by (used in) operating activities:
     Depreciation and amortization ............................               918                612
     Changes in operating assets and liabilities:
       Accounts receivable ....................................               368             (1,442)
       Inventory ..............................................            (1,269)              (749)
       Other assets ...........................................              (101)               519
       Accounts payable .......................................            (3,502)            (1,415)
       Accrued expenses .......................................             4,281               (781)
                                                                       ----------         ----------
     Net cash provided by (used in) operating activities ......             1,165             (4,295)

Investing activities
     Purchase of property and equipment .......................              (568)            (2,130)
     Purchase of patents ......................................               (28)               (35)
                                                                       ----------         ----------

     Net cash used in investing activities ....................              (596)            (2,165)

Financing activities
     Net proceeds from bank line of credit ....................                --              6,045
     Issuance of common stock .................................               116                154
                                                                       ----------         ----------

     Net cash provided by financing activities ................               116              6,199
                                                                       ----------         ----------

Increase (decrease) in cash and cash equivalents ..............               685               (261)

Cash and cash equivalents at beginning of period ..............            14,000                261
                                                                       ----------         ----------

Cash and cash equivalents at end of period ....................        $   14,685         $       --
                                                                       ==========         ==========

                            See accompanying notes.


                                    5 of 15

                           RECOVERY ENGINEERING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 4, 1999

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ninety-one day period ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended January 3, 1999 included in the Company's latest annual report on Form 10-K.

Commencing with fiscal 1998, the Company's fiscal year ends on the Sunday closest to December 31 (January 2, 2000) and each quarter ends on the last Sunday of a thirteen-week period. As a result, the first quarters ended April 4, 1999 and April 5, 1998 included 91 and 95 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.

Note B -- Inventory

The components of inventory consist of the following:

                                           April 4,               January 3,
                                             1999                    1999
                                          -----------            -----------
         Finished products                $ 6,307,000            $ 4,378,000
         Work in process                      286,000                258,000
         Raw materials                      5,337,000              6,025,000
                                          -----------            -----------
                                          $11,930,000            $10,661,000
                                          ===========            ===========

Note C -- Accounting Statements

In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 did not have a material impact on the Company's financial statements. In 1998, the FASB issued Statements No. 132 EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, and No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 132 is effective for fiscal years beginning after December 15, 1997, and Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption by the Company of these statements in January 1998 and January 1999, respectively, did not and is not expected to have a material impact on the Company's financial statements.


                                    6 of 15

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   (Ninety-one Day Period ended April 4, 1999)

RESULTS OF OPERATIONS:

Net sales for the quarter ended April 4, 1999 increased 19.4 percent to $20,566,000 from $17,225,000 for the quarter ended April 5, 1998. Increased sales were driven by a 36% increase in sell-through of the Company's household and outdoor water filtration products at retail, according to sell-through data collected by the Company.

Gross profit margin for the quarter ended April 4, 1999 was 50.1 percent compared to 47.6 percent for the quarter ended April 5, 1998. This increase was driven largely by increased replacement filter sales as a percent of total sales and by a reduction in manufacturing costs. The Company ramped-up two new filtration manufacturing processes in 1998 for its household water filter products. These processes were developed to both enhance filter contaminant reduction performance and to reduce manufacturing costs. By the end of the fourth quarter in 1998, these processes reached the Company's internal yield targets, leading to a reduction in its overall cost of goods sold that was realized in the first quarter of 1999.

Selling, general and administrative expenses increased to $8,755,000 for the quarter ended April 4, 1999 from $7,865,000 for the quarter ended April 5, 1998, representing 42.6% and 45.7% of net sales, respectively. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued rollout and expansion of the Company's line of household water filters. Selling, general and administrative expenses decreased as a percentage of sales in the first quarter of 1999 compared to the same period last year. Although the Company expects to continue its investment in marketing and advertising expenditures, the Company believes that selling, general and administrative expenses will, as a percentage of net sales, decrease for the year in 1999 compared to 1998.

Research and development expense decreased to $961,000 for the quarter ended April 4, 1999, compared to $1,011,000 for the quarter ended April 5, 1998. The Company continues to be committed towards developing new products and technology. Development of product line extensions and other new technology will require continued emphasis and may require increased spending on research and development.

Other expenses decreased to $32,000 for the quarter ended April 4, 1999 compared to $540,000 for the quarter ended April 5, 1998. Interest income and other income increased to $227,000 for the first quarter of 1999 compared to no interest income and other income for the same period in 1998. This was mainly due to increased balances of cash and cash equivalents as a result of the Company's public offering which was completed in the second quarter of 1998. Interest expense and other expense decreased to $259,000 for the first quarter of 1999 compared to $540,000 for the same period in 1998. The decrease was due mainly to lower


                                    7 of 15
interest expense on the Company's bank line of credit, which was established in March 1997 and repaid by the Company subsequent to its public offering in the second quarter of 1998.

The Company's effective income tax rate was 15% for the quarters ended April 4, 1999 and April 5, 1998, respectively. The Company has a $1,512,000 net deferred tax asset primarily related to net operating loss carryforwards. The Company has recorded a valuation allowance for the majority of its deferred tax asset due to the uncertainty of future realization.


LIQUIDITY AND CAPITAL RESOURCES:

During the quarter ended April 4, 1999, operations provided cash of $1,165,000, compared to $4,295,000 of cash used in operations in the same period the prior year. In the first quarter of 1999, cash was provided by net income and a decrease in the level of accounts receivable and an increase in the level of accrued expenses, while cash was used to increase the level of inventories and decrease the level of accounts payable. In the first quarter of 1998, cash was used to fund the net loss and increase the level of inventories and accounts receivable, as well as decrease the level of accounts payable and accrued expenses.

Capital expenditures were $568,000 for the quarter ended April 4, 1999, compared to $2,130,000 for the quarter ended April 5, 1998. The capital expenditures in both periods were primarily to purchase tooling and manufacturing equipment. The Company anticipates continued expenditures for tooling and manufacturing equipment purchases associated with product development and an increase in overall production capacity.

In July 1996, the Company issued $15.0 million of Convertible Notes to certain investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group") which bear interest at 5% per annum and expire in 2003. Interest on the loan is paid quarterly. GS Group may convert the outstanding balance of the loan into shares of Common Stock at a conversion price of $14.85 per share at any time during the life of the loan. If not converted, the loan is payable in annual installments starting August 2001. The estimated fair value of the convertible loan based on the Company's incremental borrowing rate for similar liabilities, approximates its carrying value.

The Company had no borrowings outstanding under its bank credit facility at April 4, 1999 and January 3, 1999. This credit facility, established in March 1997 and amended in March 1998, provides for total borrowings up to $15,000,000 secured by equipment, inventory, receivables, and intangibles. The credit facility is a discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75 percent. Borrowings are due on demand. Pursuant to the Company's agreement with GS Group, borrowings are limited to $12,500,000 in 1999.

The Company completed a public offering of Common Stock in the second quarter of 1998 netting approximately $38,200,000 from the sale of 1,368,500 shares. The Common Stock was priced at $30.00 per share. All of the shares were sold by the Company.


                                    8 of 15

Management believes that anticipated cash flows from operations, funds available through its bank credit facility and the net proceeds from the sale of securities will provide sufficient capital resources for current operations, expansion of plant capacity and product development. The Board of Directors currently intends to retain all earnings for expansion of the Company's business.

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

In 1998, the Company developed a three-phase program for Y2K information systems readiness. The intent of Phase I was to identify those systems with which the Company has exposure to Y2K issues and assess the ability to make them Y2K ready. The intent of Phase II was to implement corrective actions to remedy issues discovered in Phase I. The intent of Phase III is to test all remedial corrective actions taken and, if necessary, complete a contingency plan.

The Company has identified three major areas determined to be critical for successful Y2K readiness: (1) financial and manufacturing information system applications, (2) manufacturing automation and (3) third-party relationships.

The Company, in accordance with Phase I of the program, has completed an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K ready due to their recent implementation, and no material issues were discovered. These include the Company's core financial and reporting systems. In the manufacturing area, the Company has completed its review and did not find any material issues. In the third-party area, the Company continues its assessment of its major third-party relationships. Many of these parties state that they intend to be Y2K ready by 2000. The Company has recently completed Phase II of the program and intends to complete Phase III by mid 1999.

The Company is in the process of determining what total costs will be incurred in connection with its Y2K readiness initiatives. Expenses incurred to date are not material and future expenses estimated by the Company are not expected to be material. The Company will fund all Y2K readiness expenses through operating cash flows.

Management of the Company believes it has an effective program in place to resolve Y2K issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Y2K readiness program. In the event that the Company does not complete any additional phases or is exposed to Y2K problems beyond its reasonable control, the Company


                                    9 of 15
may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments, and may be generally subject to litigation or disruptions in the economy which could materially adversely affect the Company. The amount of potential liability or lost revenue that might result from such events cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS

This report (as well as press releases, other public documents, other written statements and oral statements made or to be made by the Company) contains statements relating to future events or the future financial performance of the Company which are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, actual results may differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the effects of economic conditions, continued customer acceptance of products, the Company's reliance on proprietary technology, pending patent litigation, product obsolescence, the Company's ability to manage growth, risks associated with international operations, competition, product liability, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.


                                    10 of 15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

            The Company and several other water filtration companies were named as defendants in a civil proceeding initiated in January 1997 by Brita U.S.A., a subsidiary of Clorox Company, which asserted that the defendants infringed one of Brita's patents relating to pitcher products. On March 3, 1999, summary judgment was entered in the United States District Court for the Northern District of Illinois, dismissing all claims against the Company and the other defendants. Brita has filed a Notice of Appeal regarding the Court's decision. The Company will continue to vigorously defend this case. The Company was aware of Brita's patent prior to developing the PUR pitcher design and believes that it does not infringe Brita's patent. The design of the PUR Plus pitcher, dispenser and related filter cartridge differs in material respects from the design of the pitcher products that are the subject of this litigation.

            The Company has been named as the defendant in a civil proceeding initiated in May 1999 by KX Industries, L.P., a former supplier to the Company, which asserts that the Company is infringing a KX patent relating to processes for manufacturing carbon blocks. The Company intends to vigorously defend this case. The Company was aware of the KX patent prior to developing its manufacturing processes and believes that it does not infringe KX's patent.

            The Company from time to time is involved in various other legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.

Item 2.     Changes in Securities and Use of Proceeds

            On April 29, 1999, the Board of Directors of the Company adopted Amendment No. 2 to the Rights Agreement, dated January 30, 1996, between the Company and Norwest Bank, N.A., as Rights Agent. The Rights Agreement previously required that a majority of the "Continuing Directors," as defined in the Rights Agreement, approve the redemption of the Rights, the exchange of the Rights after any person becomes an Acquiring Person, and certain other actions under the Rights Agreement. Pursuant to Amendment No. 2, these actions now require the approval of a majority of the Board of Directors.

Item 3.     Defaults upon Senior Securities

            Not applicable


                                    11 of 15

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Shareholders was held on April 29, 1999. The following matters were submitted to a vote of the shareholders at the Annual Meeting:

            Approval of Amendment to the Company's Articles of Incorporation to authorize a classified board and to implement certain related matters.
            --------------------------------------------------------------
            (2,512,146 votes FOR, 1,226,219 votes AGAINST, and 7,499 votes ABSTAINED, and 1,228,262 shares held by brokers were not voted on the resolution)

            Election of Directors. The following persons were elected to serve as directors, for the following terms:

            Terms expiring in 2000             Terms expiring in 2001
            ----------------------             ----------------------
            Robert R. Gheewalla                John E. Gherty
            William D. Thompson                Sanjay H. Patel
                                               Richard J. Zeckhauser

            Terms expiring in 2002
            ----------------------
            Brian F. Sullivan
            William F. Wanner, Jr.

            Approval of Amendment to 1994 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.
            ---------------------------------------------------------------
            (3,412,243 votes FOR, 308,472 votes AGAINST, and 25,150 votes ABSTAINED, and 1,228,262 shares held by brokers were not voted on the resolution)

            Approval of Amendment to 1993 Director Stock Option Plan to increase the number of shares reserved for issuance thereunder.
            ------------------------------------------------------
            (3,567,201 votes FOR, 199,246 votes AGAINST, and 36,009 votes ABSTAINED, and 1,171,670 shares held by brokers were not voted on the resolution)

            Ratification of Appointment of Ernst & Young, LLP as Independent Auditors.
            ----------------------------------------------------------------
            (4,951,398 votes FOR, 13,140 votes AGAINST, and 9,589 votes
            ABSTAINED)

Item 5.     Other Information

            Not applicable


                                    12 of 15

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  3.1 Articles of Incorporation of Recovery Engineering, Inc., as amended.

                  4.1.2 Amendment No. 2 dated as of April 29, 1999 to Rights
                        Agreement between Recovery Engineering, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent.

                  27    Financial Data Schedule.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.


                                    13 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Recovery Engineering, Inc.
                                    --------------------------------------------
                                    (Registrant)




Dated:  May 14, 1999                 /s/Brian F. Sullivan
       -------------                --------------------------------------------
                                    Brian F. Sullivan
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)




Dated:  May 14, 1999                 /s/Charles F. Karpinske
       -------------                --------------------------------------------
                                    Charles F. Karpinske
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                                    14 of 15

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                               Commission File No.: 0-21232
April 4, 1999


--------------------------------------------------------------------------------
                           RECOVERY ENGINEERING, INC.
--------------------------------------------------------------------------------


Exhibit
   No.        Description                                 Method of Filing
-------       -----------                                 ----------------

3.1           Articles of Incorporation of Recovery       Filed Electronically
              Engineering, Inc., as amended               Herewith

4.1.2         Amendment No. 2 dated as of April 29,       Filed Electronically
              1999 to Rights Agreement between            Herewith
              Recovery Engineering, Inc. and Norwest
              Bank Minnesota, National Association,
              as Rights Agent

27            Financial Data Schedule                     Filed Electronically
                                                          Herewith


                                    15 of 15