Form 10-Q
period 1999-07-04
RECOVERY ENGINEERING INC
filed 1999-08-17
CIK 818203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 4, 1999

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

       Common Stock, $.01 Par Value - 6,042,484 shares as of July 30, 1999
       -------------------------------------------------------------------

================================================================================

                                     1 of 15

                           RECOVERY ENGINEERING, INC.

                                      INDEX


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited):

         Balance Sheets
         July 4, 1999 and January 3, 1999....................................  3

         Statements of Operations
         Three- and Sixth-month periods ended July 4, 1999 and July 5, 1998..  4

         Statements of Cash Flows
         Six-month periods ended July 4, 1999 and July 5, 1998...............  5

         Notes to Financial Statements.......................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 10

         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 11

Item 2.  Changes in Securities and Use of Proceeds........................... 11

Item 3.  Defaults upon Senior Securities..................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 12

Item 5.  Other Information................................................... 12

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

         Signatures.......................................................... 14

         Exhibit Index to Form 10-Q.......................................... 15


                                     2 of 15

                           RECOVERY ENGINEERING, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                              July 4,    January 3,
                                                               1999         1999
                                                             --------     --------
                                   ASSETS                   (Unaudited)
Current assets:
   Cash and cash equivalents ............................    $ 16,866     $ 14,000
   Accounts receivable (net of allowance of
   $281 for fiscal 1999 and $308 for fiscal 1998) .......      14,819       15,389
   Inventory ............................................      12,454       10,661
   Other current assets .................................         550          620
                                                             --------     --------
      Total Current Assets ..............................      44,689       40,670
Property and equipment:
   Tooling ..............................................      10,229        9,547
   Equipment and fixtures ...............................      14,774       14,109
                                                             --------     --------
                                                               25,003       23,656
   Less accumulated depreciation ........................       8,818        7,004
                                                             --------     --------
                                                               16,185       16,652

Deferred income taxes ...................................       1,512        1,512
Patents (net of accumulated amortization) ...............         731          729
Other assets ............................................         415          313
                                                             --------     --------
      Total assets ......................................    $ 63,532     $ 59,876
                                                             ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................    $  2,366     $  5,740
   Accrued marketing expenses ...........................       4,367        1,003
   Accrued co-op advertising ............................       4,128        2,994
   Other accrued expenses ...............................       3,342        2,868
                                                             --------     --------
      Total current liabilities .........................      14,203       12,605

Long-term debt ..........................................      15,000       15,000

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares:
      Fiscal 1999 - 6,039,223 and fiscal 1998 - 6,012,281          60           60
   Additional paid-in capital ...........................      60,242       59,977
   Note receivable from sale of stock ...................        (498)        (498)
   Retained earnings (deficit) ..........................     (25,475)     (27,268)
                                                             --------     --------
      Total shareholders' equity ........................      34,329       32,271
                                                             --------     --------
   Total liabilities and shareholders' equity ...........    $ 63,532     $ 59,876
                                                             ========     ========

                             See accompanying notes.

                                     3 of 15

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF OPERATIONS

                (Unaudited - in thousands, except per share data)


                                               Three months ended              Six months ended
                                           July 4, 1999   July 5, 1998   July 4, 1999   July 5, 1998
                                           ------------   ------------   ------------   ------------
Net sales .............................      $ 24,592       $ 21,724       $ 45,158       $ 38,949
Cost of products sold .................        10,974         10,626         21,239         19,659
                                             --------       --------       --------       --------
Gross profit ..........................        13,618         11,098         23,919         19,290

Operating expenses:
    Selling, general and administrative        11,077          8,857         19,832         16,722
    Research and development ..........           962          1,089          1,923          2,100
                                             --------       --------       --------       --------
                                               12,039          9,946         21,755         18,822

Income from operations ................         1,579          1,152          2,164            468

Other income (expense):
    Interest income and other .........           226            207            453            207
    Interest expense and other ........          (248)          (394)          (507)          (934)
                                             --------       --------       --------       --------
                                                  (22)          (187)           (54)          (727)

Income (loss) before income taxes .....         1,557            965          2,110           (259)
Income tax benefit (expense) ..........          (234)          (145)          (317)            40
                                             --------       --------       --------       --------
Net income (loss) .....................      $  1,323       $    820       $  1,793       $   (219)
                                             ========       ========       ========       ========

Net income (loss) per share - basic ...      $   0.22       $   0.15       $   0.30       $  (0.04)
                                             ========       ========       ========       ========

Weighted average shares - basic .......         6,030          5,557          6,023          5,044

Net income (loss) per share - diluted .      $   0.20       $   0.14       $   0.29       $  (0.04)
                                             ========       ========       ========       ========

Weighted average shares - diluted .....         7,444          7,200          7,234          5,044


                             See accompanying notes.

                                    4 of 15

                           RECOVERY ENGINEERING, INC.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                                   Six months     Six months
                                                                      ended          ended
                                                                  July 4, 1999   July 5, 1998
                                                                  ------------   ------------
Operating activities
     Net income (loss) .......................................      $  1,793       $   (219)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
         Depreciation and amortization .......................         1,885          1,308
         Changes in operating assets and liabilities:
              Accounts receivable ............................           570         (1,516)
              Inventory ......................................        (1,793)        (1,060)
              Other assets ...................................           (32)           816
              Accounts payable ...............................        (3,374)        (3,652)
              Accrued expenses ...............................         4,972         (1,749)
                                                                    --------       --------
     Net cash provided by (used in) operating activities .....         4,021         (6,072)

Investing activities
     Purchase of property and equipment ......................        (1,347)        (3,829)
     Purchase of patents .....................................           (73)           (71)
     Purchase of marketable securities .......................            --         (2,000)
                                                                    --------       --------

     Net cash used in investing activities ...................        (1,420)        (5,900)

Financing activities
     Net repayments - bank line of credit ....................            --         (7,161)
     Issuance of common stock ................................           265         38,439
                                                                    --------       --------

     Net cash provided by financing activities ...............           265         31,278
                                                                    --------       --------

Increase (decrease) in cash and cash equivalents .............         2,866         19,306

Cash and cash equivalents at beginning of period .............        14,000            261
                                                                    --------       --------

Cash and cash equivalents at end of period ...................      $ 16,866       $ 19,567
                                                                    ========       ========

                            See accompanying notes.

                                    5 of 15

                           RECOVERY ENGINEERING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 4, 1999
Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ninety-one day period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000, or any other period. For further information, refer to the financial statements and footnotes thereto for the year ended January 3, 1999 included in the Company's latest annual report on Form 10-K.

Commencing with fiscal 1998, the Company's fiscal year ends on the Sunday closest to December 31 (fiscal year 1999 ends January 2, 2000) and each quarter ends on the last Sunday of a thirteen-week period. As a result, the six months ended July 4, 1999 and July 5, 1998 included 182 and 186 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.

Note B -- Inventory

The components of inventory consist of the following:

                               July 4,           January 3,
                                1999               1999
                             -----------        -----------
    Finished products        $ 8,076,000        $ 4,378,000
    Work in process              213,000            258,000
    Raw materials              4,165,000          6,025,000
                             -----------        -----------
                             $12,454,000        $10,661,000
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

                                    6 of 15

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Ninety-one Day Period ended July 4, 1999)
RESULTS OF OPERATIONS:

Net sales for the three-month period ended July 4, 1999 increased 13.2% to $24,592,000 from $21,724,000 for the same period in 1998. Net sales for the six-month period ended July 4, 1999 increased 15.9% to $45,158,000 from $38,949,000 for the same period in 1998. The increase in sales for the quarter was driven by a 33% increase in sell-through at retail versus the same period in 1998, according to data collected by the Company. As previously reported, a higher percentage of the Company's sales in the first half of 1998 were to stock retailers' shelves with new products than has been the case in 1999.

Gross profit margins increased to 55.4% and 53.0% for the three- and six-month periods ended July 4, 1999, respectively, compared to 51.1% and 49.5% for the same periods in the prior year. These increases were driven largely by increased replacement filter sales as a percentage of total sales, by a reduction in product direct costs, and by reductions in manufacturing overhead expenses. The Company continues to benefit from the maturation of the new manufacturing processes launched in 1998.

Selling, general and administrative expenses increased to $11,077,000 (45.0% of net sales) and $19,832,000 (43.9% of net sales) for the three- and six-month periods ended July 4, 1999 from $8,857,000 (40.8% of net sales) and $16,722,000
(42.9% of net sales) for the same periods in 1998. The increase in selling, general and administrative expenses was attributable primarily to advertising and promotional expenses related to the continued rollout and expansion of the Company's line of household water filters. Selling, general and administrative expenses increased as a percentage of sales for the three- and six-month periods ended July 4, 1999 compared to the same periods in 1998. Although the Company expects to continue its investment in marketing and advertising expenditures, the Company believes that selling, general and administrative expenses will, as a percentage of net sales, decrease for the year in 1999 compared to 1998.

Research and development expense decreased to $962,000 and $1,923,000 for the three- and six-month periods ended July 4, 1999, compared to $1,089,000 and $2,100,000 for the same periods in 1998. The Company continues to be committed towards developing new products and technology. Development of product line extensions and other new technology will require continued emphasis and may require increased spending on research and development.

Other expenses decreased to $22,000 and $54,000 for the three- and six-month periods ended July 4, 1999 compared to $187,000 and $727,000 for the same periods in 1998. Interest income and other income increased to $226,000 and $453,000 for the three- and six-month periods ended July 4, 1999 compared to $207,000 and $207,000 for the same periods in 1998.

                                    7 of 15

This increase was mainly due to increased balances of cash and cash equivalents as a result of the Company's public offering which was completed April 28, 1998, as well as the proceeds from the overallotment option completed May 18, 1998. Interest expense and other expense decreased to $248,000 and $507,000 for the three- and six-month periods ended July 4, 1999 compared to $394,000 and $934,000 for the same periods in 1998. The decrease was due mainly to lower interest expense on the Company's bank line of credit, which was established in March 1997 and repaid by the Company subsequent to its public offering in the second quarter of 1998.

The Company's effective income tax rate was 15% for the three- and six-month periods ended July 4, 1999 and July 5, 1998, respectively. The Company has a $1,512,000 net deferred tax asset primarily related to net operating loss carryforwards. The Company has recorded a valuation allowance for the majority of its deferred tax asset due to the uncertainty of future realization.


LIQUIDITY AND CAPITAL RESOURCES:

During the six-month period ended July 4, 1999, operations provided cash of $4,021,000, compared to $6,072,000 of cash used in operations in the same period the prior year. In the first half of 1999, cash was provided by net income and a decrease in accounts receivable and an increase in accrued expenses, while cash was used to increase inventories and decrease accounts payable. In the first half of 1998, cash was used to fund the net loss and increase inventories and accounts receivable, as well as decrease accounts payable and accrued expenses.

Capital expenditures were $1,347,000 for the six-month period ended July 4, 1999, compared to $3,829,000 for the same period in 1998. Capital expenditures in both periods were primarily to purchase tooling and manufacturing equipment. The Company anticipates continued expenditures for tooling and manufacturing equipment purchases associated with product development and an increase in overall production capacity.

In July 1996, the Company issued $15.0 million of Convertible Notes to certain investment partnerships affiliated with The Goldman Sachs Group, L.P. ("GS Group") which bear interest at 5% per annum and expire in 2003. Interest on the loan is paid quarterly. GS Group may convert the outstanding balance of the loan into shares of Common Stock at a conversion price of $14.85 per share at any time during the life of the loan, subject to adjustment in certain circumstances. If not converted, the loan is payable in annual installments starting August 2001. The estimated fair value of the convertible loan based on the Company's incremental borrowing rate for similar liabilities, approximates its carrying value.

The Company had no borrowings outstanding under its bank credit facility at July 4, 1999 and January 3, 1999. This credit facility, established in March 1997 and amended in March 1998, provides for total borrowings up to $15,000,000 secured by equipment, inventory, receivables, and intangibles. The credit facility is a discretionary working capital line of credit, limited to eligible receivables and inventory, which bears interest at the bank's reference rate plus 0.75

                                    8 of 15
percent. Borrowings are due on demand. Pursuant to the Company's agreement with GS Group, borrowings are limited to $12,500,000 in 1999.

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

The Company, in accordance with Phase I of the program, has completed an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K ready due to their recent implementation, and no material issues were discovered. These include the Company's core financial and reporting systems. In the manufacturing area, the Company has completed its review and did not find any material issues. In the third-party area, the Company continues its assessment of its major third-party relationships. Many of these parties state that they intend to be Y2K ready by 2000. The Company has completed Phase II of the program, as well as the testing component of Phase III. The Company has developed contingency plans in conjunction with Phase III and is in the process of finalizing them.

                                    9 of 15

The Company is in the process of determining what total costs will be incurred in connection with its Y2K readiness initiatives. Expenses incurred to date are not material and future expenses estimated by the Company are not expected to be material. The Company will fund all Y2K readiness expenses through operating cash flows.

Management of the Company believes it has an effective program in place to resolve Y2K issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Y2K readiness program. In the event that the Company does not complete any additional phases or is exposed to Y2K problems beyond its reasonable control, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments, and may be generally subject to litigation or disruptions in the economy which could materially adversely affect the Company. The amount of potential liability or lost revenue that might result from such events cannot be reasonably estimated at this time.

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

            Terms expiring in 2000             Terms expiring in 2001
            Robert R. Gheewalla                John E. Gherty
            William D. Thompson                Sanjay H. Patel
                                               Richard J. Zeckhauser

            Terms expiring in 2002
            Brian F. Sullivan
            William F. Wanner, Jr.

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

Item 5.     Other Information

            Not applicable

                                    12 of 15

Item 6.     Exhibits and Reports on Form 8-K

            (a)         Exhibits

                        Exhibit
                        No.         Description
                        ---         -----------
                        10.1        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Brian F. Sullivan
                        10.2        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Richard D. Hembree
                        10.3        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Charles F. Karpinske
                        10.4        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Jeffrey T. Dekko
                        10.5        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Barry B. Van Lerberghe
                        10.6        Change-in-Control Severance Pay Agreement
                                    dated November 2, 1998 between Recovery
                                    Engineering, Inc. and Daniel B. Seebart
                        10.7        Change-in-Control Severance Pay Agreement
                                    dated February 17, 1999 between Recovery
                                    Engineering, Inc. and Reed A. Watson
                        27          Financial Data Schedule

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



                                  Recovery Engineering, Inc.
                                  ----------------------------------------------
                                  (Registrant)




Dated:  August 16, 1999           /s/Brian F. Sullivan
       ----------------           ----------------------------------------------
                                  Brian F. Sullivan
                                  Chairman and Chief Executive Officer
                                  (principal executive officer)




Dated:  August 16, 1999           /s/Charles F. Karpinske
       ----------------           ----------------------------------------------
                                  Charles F. Karpinske
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                    14 of 15

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                               Commission File No.: 0-21232
July 4, 1999


--------------------------------------------------------------------------------
                           RECOVERY ENGINEERING, INC.
--------------------------------------------------------------------------------

       Exhibit
           No.  Description                                     Method of Filing
           ---  -----------                                     ----------------
        10.1 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Brian F. Sullivan

        10.2 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Richard D. Hembree

        10.3 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Charles F. Karpinske

        10.4 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Jeffrey T. Dekko

        10.5 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Barry B. Van Lerberghe

        10.6 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated November 2, 1998 between Recovery
                Engineering, Inc. and Daniel B. Seebart

        10.7 *  Change-in-Control Severance Pay Agreement       Filed electronically herewith
                dated February 17, 1999 between Recovery
                Engineering, Inc. and Reed A. Watson

            27  Financial Data Schedule                         Filed electronically herewith

----------
* Management Contracts


                                    15 of 15